Form 10-Q
period 2014-09-30
CONE Midstream Partners LP
filed 2014-10-30
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36635
__________________________________________________

CONE MIDSTREAM PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	47-1054194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 CONSOL Energy Drive
Canonsburg, PA 15317-6506
(724) 485-4000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
__________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (The registrant became subject to such requirements on September 24, 2014, and it has filed all reports so required since that date.)
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
CONE Midstream Partners LP had 29,163,121common units, 29,163,121 subordinated units and a 2% general partner interest outstanding at October 16, 2014.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Gathering Revenue — Related Party	$35,770	$18,998	$87,687	$43,710
Total Revenue	35,770	18,998	87,687	43,710
Expenses
Operating Expense — Third Party	6,908	3,384	18,336	9,374
Operating Expense — Related Party	6,030	3,301	18,553	11,518
General and Administrative Expense — Third Party	107	44	936	129
General and Administrative Expense — Related Party	1,599	414	2,957	1,203
Depreciation Expense	1,808	1,544	5,105	4,214
Total Expense	16,452	8,687	45,887	26,438
Net Income	19,318	10,311	41,800	17,272
Less: Net Income Attributable to Noncontrolling Interest	82	—	82	—
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$19,236	$10,311	$41,718	$17,272

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$127	$10,311	$127	$17,272
Less: General Partner Interest in Net Income	3	N/A	3	N/A
Limited Partner Interest in Net Income	$124	N/A	$124	N/A

Net Income per Limited Partner Unit - Basic	$—	N/A	$—	N/A
Net Income per Limited Partner Unit - Diluted	$—	N/A	$—	N/A

Limited Partner Units Outstanding - Basic	58,326	N/A	58,326	N/A
Limited Partner Unit Outstanding - Diluted	58,326	N/A	58,326	N/A

(1)	Reflective of general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)

	(unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,348	$5,976
Accounts Receivable — Related Party	32,857	15,172
Other Current Assets	482	—
Total Current Assets	40,687	21,148
Property and Equipment:
Property and Equipment	556,066	398,010
Less — Accumulated Depreciation	14,763	9,894
Property and Equipment — Net	541,303	388,116
Other Non-Current Assets	853	—
TOTAL ASSETS	$582,843	$409,264
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$59,781	$38,756
Accounts Payable — Related Party	3,825	2,434
Total Current Liabilities	63,606	41,190
Partners' Capital and Parent Net Investment:
Parent Net Investment	—	368,074
Common Units (29,163,121 Units Issued and Outstanding at September 30, 2014)	379,115	—
Subordinated Units (29,163,121 Units Issued and Outstanding at September 30, 2014)	(108,638)	—
General Partner Interest	(4,437)	—
Capital Attributable to CONE Midstream Partners LP/Parent	266,040	368,074
Noncontrolling Interest	253,197	—
Total Partners' Capital and Parent Net Investment	519,237	368,074
TOTAL LIABILITIES, PARTNERS' CAPITAL AND PARENT NET INVESTMENT	$582,843	$409,264

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND PARENT NET INVESTMENT
(in thousands)
(unaudited)

		Partners' Capital
	Parent Net	Limited Partners		General	Noncontrolling
	Investment	Common	Subordinated	Partner	Interest	Total
Balance at December 31, 2013	$368,074	$—	$—	$—	$—	$368,074
Net Income Attributable to the period from January 1, 2014 through September 29, 2014	41,591	—	—	—	—	41,591
Investment by Partners (1)	138,626	—	—	—	—	138,626
Distribution of Assets to CONE Gathering LLC	(34,033)	—	—	—	—	(34,033)
Contribution of Net Assets to CONE Midstream Partners LP	(514,258)	59,915	193,329	7,899	253,115	—
Issuance of Common Units to Public, Net of Offering Costs	—	412,741	—	—	—	412,741
Distribution of Proceeds	—	(93,603)	(302,029)	(12,339)	—	(407,971)
Net Income Attributable to the period September 30, 2014 (2)	—	62	62	3	82	209
Balance at September 30, 2014	$—	$379,115	$(108,638)	$(4,437)	$253,197	$519,237
(1) Investment includes an outstanding cash call as of September 30, 2014. See Note 6 - Accounts Receivable - Related Party.
(2) Reflective of net income since the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$41,800	$17,272
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation	5,105	4,214
Changes in Operating Assets:
Accounts Receivable — Related Party	315	3,245
Other Current Assets	(482)	29
Non-Current Assets	(168)	—
Changes in Operating Liabilities:
Accounts Payable	14,402	1,222
Accounts Payable — Related Party	1,391	—
Net Cash Provided by Operating Activities	62,363	25,982
Cash Flows from Investing Activities:
Capital Expenditures	(185,702)	(86,902)
Net Cash Used in Investing Activities	(185,702)	(86,902)
Cash Flows from Financing Activities:
Partners' Investments	120,626	61,000
Proceeds from Issuance of Common Units, Net of Offering Costs	412,741	—
Distribution of Proceeds	(407,971)	—
Payment of Revolver Fees	(685)	—
Net Cash Provided By Financing Activities	124,711	61,000
Net Increase in Cash and Cash Equivalents	1,372	80
Cash and Cash Equivalents at Beginning of Period	5,976	7,386
Cash and Cash Equivalents at End of Period	$7,348	$7,466

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands)
NOTE 1—DESCRIPTION OF BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION
Description of Business:
CONE Midstream Partners LP (the “Partnership”) is a fee-based, growth-oriented master limited partnership recently formed by CONSOL Energy Inc. (NYSE: CNX) ("CONSOL") and Noble Energy, Inc. (NYSE: NBL) ("Noble Energy"), whom we refer to as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ rapidly growing production in the Marcellus Shale in Pennsylvania and West Virginia. Our initial assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
In order to effectively manage our business we have divided our current midstream assets among three separate categories that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems include our midstream systems that generate the substantial majority of our current cash flows and that we expect to drive our growth over the near term as we increase average throughput on these systems from our Sponsors’ growing production.

•
Our Growth Systems include our high-growth, developing gathering systems that will require substantial expansion capital expenditures over the next several years, the substantial majority of which will be funded by our Sponsors in proportion to their retained ownership interest.

•
Our Additional Systems include several gathering systems primarily located in the wet gas regions of our Sponsors dedicated acreage that we expect will generate stable cash flows and require lower levels of expansion capital investment over the next several years.

On September 30, 2014, the Partnership closed its initial public offering ("IPO") of common units representing limited partner interests. The Partnership's general partner is CONE Midstream GP LLC, a wholly owned subsidiary of CONE Gathering LLC (“CONE Gathering”). CONE Gathering, a Delaware limited liability company, is a joint venture formed by our Sponsors in September 2011. CONE Gathering represents the predecessor for accounting purposes (the “Predecessor”) of CONE Midstream Partners LP. References in these consolidated financial statements to the “Company,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in these consolidated financial statements to the “Company,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
In order to maintain operational flexibility, our operations will be conducted through, and our operating assets will be owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries will have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of personnel employed by our Sponsors or others. All of the personnel that conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsors, but we sometimes refer to these individuals as our employees because they provide services directly to us.
Initial Public Offering:
On September 30, 2014, the Partnership closed its IPO of 20,125,000 common units at a price to the public of $22.00 per unit, which included 2,625,000 common units issued pursuant to the underwriters' exercise in full of their over-allotment option. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “CNNX.”
The Partnership received net proceeds of approximately $412,741 from the IPO, after deducting underwriting discounts and commissions, structuring fees and estimated offering expenses (the “Offering Costs”) of approximately $30,009. The Partnership used the balance of the net offering proceeds as follows:

Reconciliation of Cash Proceeds

Total proceeds from the IPO	$442,750
Less: Offering Costs	30,009
Net proceeds from the IPO	412,741
Less: Cash retained by CONE Midstream Partners LP	3,704
Less: Revolving credit facility origination fees	1,066
Net proceeds distributed to CONE Gathering from the IPO	$407,971
Concurrent with the closing of the IPO, CONE Gathering contributed to the Partnership a 75% controlling interest in the Anchor Systems, a 5% controlling interest in the Growth Systems and a 5% controlling interest in the Additional Systems. In exchange for CONE Gathering's contribution of assets and liabilities to the Partnership, CONE Gathering received:

•	through its ownership of our general partner, a continuation of a 2% general partner interest in the partnership;

•	9,038,121 common units and 29,163,121 subordinated units, representing an aggregate 64.2% limited partner interest in the Partnership;

•	through its ownership of our general partner, all of the Partnerships' incentive distribution rights ("IDRs"); and

•	an aggregate cash distribution of $407,971.
Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, unless otherwise disclosed in this Form 10-Q) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future periods.
The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements of the Predecessor but does not include all the notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in our prospectus related to the IPO dated September 24, 2014, as filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the "Securities Act"), on September 25, 2014, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies is included below. These, together with the other notes to the Financial Statements, are an integral part of the Financial Statements.
Under the Jumpstart Our Business Startups Act ("JOBS Act"), for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the SEC's reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
The Partnership will remain an emerging growth company for up to five years, although we will lose that status sooner if:

•	we have more than $1,000,000 of revenues in a fiscal year;

•	the limited partner interests held by non-affiliates have a market value of more than $700,000; or

•	we issue more than $1,000,000 of non-convertible debt over a three-year period.
The JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Partnership has irrevocably elected to “opt out” of this exemption and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates.
Cash and Cash Equivalents:
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Accounts Receivable:
Accounts receivable are recorded at the invoiced amount and do not bear interest. We reserve for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected, such as customer bankruptcies. Collectability is determined based on terms of sale, credit status of customers and various other circumstances. We regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.
Property and Equipment:
Property and equipment is recorded at cost upon acquisition. Expenditures which extend the useful lives of existing property and equipment are capitalized.
When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized as gain or loss. There were no retirements or disposals during the periods presented.
The Partnership evaluates whether long-lived assets have been impaired and determines if the carrying amount of its assets may not be recoverable. For such long-lived assets, impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of the long-lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to operating expense.
Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long-lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as the condition of an asset or management’s intent to utilize the asset generally require management to reassess the cash flows related to long-lived assets. No impairments were identified during the periods presented.
Depreciation of property and equipment is calculated on the straight-line method over their estimated useful lives or lease terms. See Note 7 - Property and Equipment.
Variable Interest Entities:
The Anchor, Growth and Additional Limited Partnerships, variable interest entities, are consolidated by CONE Midstream Partners LP through its ownership of CONE Midstream Operating Company LLC.  CONE Midstream Operating Company LLC, through its general partner ownership interest in each of the Anchor, Growth and Additional Limited Partnerships, has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships.  CONE Midstream Operating Company LLC is considered to be the primary beneficiary for accounting purposes.

Revenue Recognition:
Revenues are recognized for the transportation of natural gas and other hydrocarbons based on the delivery of actual volumes transported at a contracted throughput rate. Operating fees received are recorded in gathering revenue — related party in the period the service is performed.

Taxes Other than Income:
Taxes other than income consist primarily of franchise taxes and property taxes and are included in general and administrative expense — third party on the statements of operations.
Environmental Matters:
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures and to comply with regulatory policies and procedures, including legislation related to greenhouse gas emissions. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. At September 30, 2014 and December 31, 2013, we had no material environmental matters that required specific disclosure or requiring the recognition of a liability.
Asset Retirement Obligation:
We perform an ongoing analysis of asset removal and site restoration costs that we may be required to perform under law or contract once an asset has been permanently taken out of service. We have property and equipment at locations that we own and at sites leased or under right of way agreements. We are under no contractual obligation to remove the assets at locations we own. In evaluating our asset retirement obligation, we review lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. We operate and maintain our midstream systems and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligations for our midstream system assets as these assets have indeterminate lives.
Income Taxes:
Our operations as a limited partnership, and our Predecessor, a limited liability company, are treated as partnerships for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Accordingly, no provision for federal or state income taxes has been recorded. As of September 30, 2014 and December 31, 2013, we had no liability reported for unrecognized tax benefits and had not incurred interest and penalties related to income taxes. Therefore, we have excluded income taxes from these financial statements.
Net Income per Limited Partners Unit:
We allocate our net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income to our limited partners, our general partner and the holders of our IDRs in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and the holders of the IDRs in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement.
Earnings per limited partner unit data is presented only for the period since the Partnership’s IPO on September 30, 2014. See Note 1 for further discussion of the IPO. The partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended December 31, 2014, the Partnership distribute all of its available cash (described below) to unitholders of record on the applicable record date.
Cash Distributions:
Our partnership agreement requires that we distribute all of our available cash quarterly. This requirement forms the basis of our cash distribution policy and reflects a basic judgment that our unitholders will be better served by distributing our available cash rather than retaining it because, among other reasons, we believe we will generally finance any expansion capital expenditures from external financing sources. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including the payment of expenses to our general partner. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions in this or any other amount, and the board of directors of our general partner has considerable discretion to determine the amount of our available cash each quarter. In addition, the board of directors of our general partner may change our cash distribution policy at any time, subject to the requirement in our partnership agreement to distribute all of our available cash quarterly.
Generally, our available cash is the sum of (i) all cash on hand at the end of a quarter after the payment of our expenses and the establishment of cash reserves and (ii) if the board of directors of our general partner so determines, all or any portion of additional cash on hand resulting from working capital borrowings made after the end of the quarter.
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal percentage interest in distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2% general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2% general partner interest, our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

			Marginal Percentage Interest in Distributions
Distribution Targets	Total Quarterly Distribution Per Unit Target Amount		Unitholders	General Partner
Minimum Quarterly Distribution		$0.2125	98%	2%
First Target Distribution	Above $0.2125	up to $0.24438	98%	2%
Second Target Distribution	Above $0.24438	up to $0.26563	85%	15%
Third Target Distribution	Above $0.26563	up to $0.31875	75%	25%
Thereafter	Above $0.31875		50%	50%
Subordinated Units:
Our partnership agreement provides that, during the subordination period, the common unitholders will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2125 per unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, when certain distribution requirements, as defined in the partnership agreement, have been met. The earliest date at which the subordination period may end is September 30, 2015.
Incentive Distribution Rights:
All of the IDRs are currently held by CONE Midstream GP LLC, our general partner. Incentive distribution rights represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have been achieved. Our general partner may transfer the IDRs separately from its general partner interest.
The following discussion assumes that our general partner maintains its 2% general partner interest and that our general partner continues to own the IDRs.
If for any quarter:

•	we have distributed available cash from operating surplus to the common unitholders and subordinated unitholders in an amount equal to the minimum quarterly distribution; and

•	we have distributed available cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;
then, we will distribute any additional available cash from operating surplus for that quarter among the unitholders and our general partner in the following manner:

•	first, 98% to all unitholders, pro rata, and 2% to our general partner, until each unitholder receives a total of $0.24438 per unit for that quarter (the “first target distribution”);

•	second, 85% to all unitholders, pro rata, and 15% to our general partner, until each unitholder receives a total of $0.26563 per unit for that quarter (the “second target distribution”);

•	third, 75% to all unitholders, pro rata, and 25% to our general partner, until each unitholder receives a total of $0.31875 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.
Subsequent Events:
We have evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.
NOTE 3 — NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units (in thousands, except per unit information):

September 30,
2014
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$127
Less: General Partner Interest in Net Income	3
Limited Partner Interest in Net Income	$124
Net Income Allocable to Common Units	$62
Net Income Allocable to Subordinated Units	62
Limited Partner Interest in Net Income	$124
Weighted Average Limited Partner Units Outstanding — Basic
Common Units	29,163
Subordinated Units	29,163
Total	58,326
Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	29,163
Subordinated Units	29,163
Total	58,326
Net Income Per Limited Partner Unit — Basic and Diluted
Common Units	$—
Subordinated Units	$—

(1)	Reflective of general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
NOTE 4 — RELATED PARTY
In the ordinary course of business, the Partnership has transactions with related parties. During the three and nine months ended September 30, 2014 and 2013, related parties included CONSOL and certain of its subsidiaries and Noble Energy.
We provide natural gas gathering and compression services to CONSOL and Noble Energy resulting in affiliate transactions.
Transactions with related parties, other than certain transactions with CONSOL related to administrative services, were conducted on terms which management believes are comparable to those with unrelated parties. We believe that these costs would not have been materially different had they been calculated on a stand-alone basis. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. Additionally, it would be impracticable to estimate what the costs related to administrative services provided by CONSOL would have been with an unrelated third party.
Charges for services from CONSOL included in operating expenses - related party were $3,155 and $1,768 and general and administrative expenses - related party were $1,599 and $414 for the three months ended September 30, 2014 and 2013, respectively. Charges for services from CONSOL included in operating expenses - related party were $9,965 and $7,047 and general and administrative expenses — related party were $2,957 and $1,203 for the nine months ended September 30, 2014 and 2013, respectively.
Purchases of supply inventory from CONSOL were $1,061 and $1,421 for the three months ended September 30, 2014 and 2013, respectively, and were included in operating expenses — related party. Purchases of supply inventory from CONSOL were $3,643 and $3,697 for the nine months ended September 30, 2014 and 2013, respectively, and were included in operating expenses — related party. There were no similar charges from Noble Energy.
Omnibus Agreement
Concurrent with closing the IPO, we entered into an omnibus agreement with CONSOL, Noble Energy, CONE Gathering and our general partner that addresses the following matters:

•
our payment of an annual administrative support fee, initially in the amount of $0.6 million (prorated for the first year of service), for the provision of certain services by CONSOL and its affiliates;

•
our payment of an annual administrative support fee, initially in the amount of approximately $0.6 million (pro rated for the first year of service), for the provision of certain executive services by CONSOL and its affiliates;

•
our payment of an annual administrative support fee, initially in the amount of approximately $0.2 million (pro rated for the first year of service), for the provision of certain executive services by Noble Energy and its affiliates;

•
our obligation to reimburse our Sponsors for all other direct or allocated costs and expenses incurred by our Sponsors in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

•
our right of first offer to acquire (i) CONE Gathering’s retained interests in each of our Anchor Systems, Growth Systems and Additional Systems, (ii) CONE Gathering’s other ancillary midstream assets and (iii) any additional midstream assets that CONE Gathering develops; and

•
an indemnity from CONE Gathering for liabilities associated with the use, ownership or operation of our assets, including environmental liabilities, to the extent relating to the period of time prior to the closing of the IPO; and our obligation to indemnify CONE Gathering for events and conditions associated with the use, ownership or operation of our assets that occur after the closing of the IPO, including environmental liabilities.

So long as CONE Gathering controls our general partner, the omnibus agreement will remain in full force and effect. If CONE Gathering ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
Operational Services Agreement
Concurrent with closing of the IPO, we entered into an operational services agreement with CONSOL under which CONSOL provides certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CONSOL may mutually agree upon from time to time. CONSOL will prepare and submit for our approval a maintenance, operating and capital budget on an annual basis. CONSOL will submit actual expenditures for reimbursement on a monthly basis and we will reimburse CONSOL for any direct third-party costs actually incurred by CONSOL in providing these services.
The operational services agreement has an initial term of 20 years and will continue in full force and effect unless terminated by either party at the end of the initial term or any time thereafter by giving not less than six months’ prior notice to the other party of such termination. CONSOL may terminate the operational services agreement if (1) we become insolvent, declare bankruptcy or take any action in furtherance of, or indicating our consent to, approval of, or acquiescence in, a similar proceeding or (2) upon not less than 180 days notice. We may immediately terminate the agreement (1) if CONSOL becomes insolvent, declares bankruptcy or takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, a similar proceeding, (2) upon a finding of CONSOL’s willful misconduct or gross negligence that has had a material adverse effect on any of our gathering pipelines and dehydration, treating and compressor stations and facilities or our business or (3) CONSOL is in material breach of the operational services agreement and fails to cure such default within 45 days.
Under the operational services agreement, CONSOL will indemnify us from any claims, losses or liabilities incurred by us, including third-party claims, arising from CONSOL’s performance of the agreement to the extent caused by CONSOL’s gross negligence or willful misconduct. We will indemnify CONSOL from any claims, losses or liabilities incurred by CONSOL, including any third-party claims, arising from CONSOL’s performance of the agreement, except to the extent such claims, losses or liabilities are caused by CONSOL’s gross negligence or willful misconduct.

Gathering Agreements
CNX Gas Gathering Agreement
On September 30, 2014, in connection with the closing of the IPO, the Partnership entered into a Gathering Agreement (the “CNX Gas Gathering Agreement”) by and between the Partnership, as gatherer, and CNX Gas Company LLC (“CNX Gas”), a wholly owned subsidiary of CONSOL, as shipper. Under the CNX Gas Gathering Agreement, CNX Gas (i) dedicated to the Partnership for natural gas midstream services all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with Noble Energy to the extent covering the Marcellus Shale in the dedication area and (ii) granted the Partnership a right of first offer to provide natural gas midstream services with respect to all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with Noble Energy to the extent covering the Marcellus Shale in the right of first offer area.
The CNX Gas Gathering Agreement commenced on September 30, 2014 and has an initial term of 20 years. Under the CNX Gas Gathering Agreement, if the Partnership fails to timely complete the construction of the facilities necessary to provide midstream services to CNX Gas’ dedicated acreage or has an uncured default of any of the Partnership’s material obligations that has caused an interruption in the Partnership’s services for more than 90 days, the affected acreage will be permanently released from the Partnership’s dedication. Also, after the fifth anniversary of the CNX Gas Gathering Agreement, if CNX Gas drills a well that is located more than a certain distance from the Partnership’s current gathering system (and not included in the detailed drilling plan provided by CNX Gas and Noble Energy) and a third-party gatherer offers a lower cost of services, then the acreage associated with such well will be permanently released from the Partnership’s dedication.
Under the CNX Gas Gathering Agreement, the Partnership charges a fee based on the type and scope of midstream services provided. For the services provided (a) with respect to natural gas that does not require downstream processing, the Partnership receives a fee of $0.40 per MMBtu, (b) with respect to the natural gas that requires downstream processing, the Partnership receives a fee of $0.55 per MMBtu, except in the Moundsville area (Marshall County, West Virginia), where the fee is $0.275 per MMBtu and in the Pittsburgh International Airport area where the fee is $0.275 per MMBtu and (c) with respect to condensate, the Partnership receives a fee of $5.00 per Bbl in the Majorsville area and $2.50 per Bbl in the Moundsville area.
NBL Gas Gathering Agreement
On September 30, 2014, in connection with the closing of the IPO, the Partnership entered into a Gathering Agreement (the “NBL Gas Gathering Agreement”) by and between the Partnership, as gatherer, and Noble Energy, as shipper. Under the NBL Gas Gathering Agreement, Noble Energy (i) dedicated to the Partnership for natural gas midstream services all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with CNX Gas to the extent covering the Marcellus Shale in the dedication area and (ii) granted the Partnership a right of first offer to provide natural gas midstream services with respect to all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with CNX Gas to the extent covering the Marcellus Shale in the right of first offer area.
The NBL Gas Gathering Agreement commenced on September 30, 2014 and has an initial term of 20 years. Under the NBL Gas Gathering Agreement, if the Partnership fails to timely complete the construction of the facilities necessary to provide midstream services to Noble Energy’s dedicated acreage or has an uncured default of any of the Partnership’s material obligations that has caused an interruption in the Partnership’s services for more than 90 days, the affected acreage will be permanently released from the Partnership’s dedication. Also, after the fifth anniversary of the NBL Gas Gathering Agreement, if Noble Energy drills a well that is located more than a certain distance from the Partnership’s current gathering system (and not included in the detailed drilling plan provided by CNX Gas and Noble Energy) and a third-party gatherer offers a lower cost of services, then the acreage associated with such well will be permanently released from the Partnership’s dedication.
Under the NBL Gas Gathering Agreement, the Partnership charges a fee based on the type and scope of midstream services provided. For the services provided (a) with respect to natural gas that does not require downstream processing, the Partnership receives a fee of $0.40 per MMBtu, (b) with respect to the natural gas that requires downstream processing, the Partnership receives a fee of $0.55 per MMBtu, except in the Moundsville area (Marshall County, West Virginia), where the fee is $0.275 per MMBtu and in the Pittsburgh International Airport area where the fee is $0.275 per MMBtu and (c) with respect to condensate, the Partnership receives a fee of $5.00 per Bbl in the Majorsville area and $2.50 per Bbl in the Moundsville area.

Employee Secondment Agreement
We entered into an employee secondment agreement, effective September 8, 2014, with Noble Energy. Pursuant to the employee secondment agreement, an employee of Noble is seconded to us to provide investor relations and similar functions. We will reimburse Noble Energy, on a monthly basis, for allocable salary, benefits, insurance, payroll taxes and other employment expenses related to the seconded employee.
Long-Term Incentive Plan
Under the CONE Midstream Partners LP 2014 Long-Term Incentive Plan (our “LTIP”), our general partner may issue long-term equity based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. These awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued service during the vesting period, as well as to align their long-term interests with those of our unitholders. We will be responsible for the cost of awards granted under our LTIP and all determinations with respect to awards to be made under our LTIP will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator.
The LTIP limits the number of units that may be delivered pursuant to vested awards to 5,800,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.
On October 3, 2014, we filed a registration statement on Form S-8 under the Securities Act to register all common units issued or reserved for issuance under our LTIP. Common units covered by the registration statement on Form S-8 will be eligible for sale in the public market, subject to applicable vesting requirements and the terms of applicable lock-up agreements.
As of September 30, 2014, no awards have been issued under our LTIP.
NOTE 5 — CONCENTRATION OF CREDIT RISK
CONSOL and Noble Energy accounted for 100% of the Partnership’s revenue for the three and nine months ended September 30, 2014 and 2013 and accounts receivable - related party at September 30, 2014.
NOTE 6 — ACCOUNTS RECEIVABLE - RELATED PARTY
Accounts receivable is comprised of related party receivables related to gathering activities and consisted of the following:

	September 30, 2014	December 31, 2013
Accounts Receivable — Related Party
Cash Contributions from Sponsors	$20,313	$—
Gathering Fees - CONSOL	6,327	7,763
Gathering Fees - Noble Energy	6,217	7,409
Total Accounts Receivable — Related Party	$32,857	$15,172

NOTE 7 — PROPERTY AND EQUIPMENT

	September 30, 2014	December 31, 2013	Estimated Useful Lives in Years
Land	$44,276	$24,471	N/A
Gathering Equipment	226,507	150,279	25 — 40
Compression Equipment	75,439	70,311	40
Processing Equipment	30,979	30,934	40
Assets Under Construction	178,865	122,015	N/A
Total Property and Equipment	$556,066	$398,010
Less: Accumulated Depreciation
Gathering	$8,292	$5,347
Compression	4,023	2,718
Processing	2,448	1,829
Total Accumulated Depreciation	$14,763	$9,894
Property and Equipment, Net	$541,303	$388,116
NOTE 8 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following:

	September 30, 2014	December 31, 2013
Accounts Payable — Related Party
Capital Expenditure Reimbursement to CNX Gas (1)	$2,789	$—
Expense Reimbursement to CONSOL	913	2,169
Services Provided by CONSOL	123	265
Total Accounts Payable — Related Party	$3,825	$2,434
(1) CNX Gas is a wholly owned subsidiary of CONSOL
NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
The following non-cash investing and financing transactions occurred during the nine-month period ended September 30, 2014.
As of September 30, 2014, a distribution of assets to CONE Gathering and a contribution of net assets from CONE Gathering were made in the amounts of $34,033 and $514,258, respectively. In addition, IPO related expenses of $790 have been excluded as non-cash transactions from financing activities on the statement of cash flows.
As of September 30, 2014, we have other receivables of $18,000 related to partners' investments from CONSOL and Noble Energy. In addition, we received land from CNX Gas and Noble Energy in the amount of $4,626 that was included within Property, Plant & Equipment.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 11 — LEASES
We have entered into various operating leases primarily related to compression facilities. Future minimum lease payments under operating leases at September 30, 2014 are as follows:

Minimum Lease Payments
2014	$5,415
2015	2,115
2016	549
2017	92
$8,171
Rental expense under operating leases was $1,747 and $620 for the three months ended September 30, 2014 and 2013, respectively, and $4,622 and $1,861 for the nine months ended September 30, 2014 and 2013, respectively. These expenses are included within Operating expense - third party on our Statement of Operations.
NOTE 12— RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the method of adoption and impact that this new guidance will have on our financial statements.

NOTE 13—SEGMENT INFORMATION
Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources.
In order to effectively manage our business we have divided our current midstream assets among three separate categories that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.
All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gathering Revenue - Related Party:
Anchor Systems	$31,260	$18,464	$77,739	$42,344
Growth Systems	2,589	340	7,281	1,172
Additional Systems	1,431	—	1,431	—
Other (1)	490	194	1,236	194
Total revenue	$35,770	$18,998	$87,687	$43,710

Operating Income (Loss):
Anchor Systems	$17,524	$10,526	$38,728	$18,148
Growth Systems	990	(221)	2,339	(731)
Additional Systems	570	(70)	236	(203)
Other (1)	234	76	497	58
Total Operating Income:	$19,318	$10,311	$41,800	$17,272

(1)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation Expense:
Anchor Systems	$1,218	$1,091	$3,440	$2,977
Growth Systems	545	438	1,526	1,222
Additional Systems	—	—	—	—
Other (1)	45	15	139	15
Total Depreciation Expense	$1,808	$1,544	$5,105	$4,214

Expenditures for Segment Assets:

Maintenance Capital
Anchor Systems	$1,634	$752	$3,324	$1,555
Growth Systems	8	4	16	8
Additional Systems	2	1	4	2
Other (1)	—	—	—	—
Total Maintenance Capital Expenditures	$1,644	$757	$3,344	$1,565

Expansion Capital
Anchor Systems	$25,045	$24,462	$94,512	$66,544
Growth Systems	3,836	2,522	11,214	12,512
Additional Systems	33,655	504	66,130	519
Other (1)	3,282	2,825	10,502	5,762
Total Expansion Capital Expenditures	$65,818	$30,313	$182,358	$85,337

Total Expenditures for Segment Assets:	$67,462	$31,070	$185,702	$86,902

(1)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	September 30, 2014	December 31, 2013
Segment Assets
Anchor Systems	$317,058	$316,149
Growth Systems	38,712	60,793
Additional Systems	227,073	4,033
Other (1)	—	28,289
Total Segment Assets	$582,843	$409,264

(1)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

NOTE 14 — Revolving Credit Facility
At the closing of the IPO on September 30, 2014, we entered into a new $250 million revolving credit facility. Our new revolving credit facility is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility will bear interest at our option at either:

•
the base rate, which will be defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.1250% to 1.00% depending on our most recent consolidated total leverage ratio; or

•
the LIBOR rate plus a margin varying from 1.1250% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

Interest on base rate loans will be payable quarterly. Interest on LIBOR loans will be payable on the last day of each interest period or, in the case of interest periods longer than three months, every three months. The unused portion of our revolving credit facility will be subject to a commitment fee ranging from 0.15% to 0.35% per annum depending on our most recent consolidated leverage ratio or our credit rating, as the case may be.
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.00 to 1.00 and (B) during a qualified acquisition period, 5.50 to 1.00. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.00 to 1.00.
There were no borrowings outstanding under the credit facility at September 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CONE Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical, unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth in the Partnership’s prospectus dated September 24, 2014 and filed with the SEC on September 25, 2014.
Executive Overview
We are a fee-based, growth-oriented master limited partnership formed by CONSOL and Noble Energy, whom we refer to as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ rapidly growing production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
On September 30, 2014, the Partnership closed its initial public offering ("IPO") of common units representing limited partnership interests. References in this report to the “Company,” “our Partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering LLC ("CONE Gathering"), our predecessor for accounting purposes. References in this report to the “Company,” “our Partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
We generate all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements also include substantial acreage dedications currently totaling approximately 496,000 net acres in the Marcellus Shale. We believe that our strategically located assets, our relationship with our Sponsors and our Sponsors’ intention to use us as their primary midstream services company in the Marcellus Shale position us to become a leading midstream energy company.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes; (ii) EBITDA; (iii) distributable cash flow and (iv) operating expenses.
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of natural gas and condensate that we gather for our Sponsors. The volumes of natural gas and condensate that we gather are primarily affected by upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. Our Sponsors’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.
In order to meet our contractual obligations under our gathering agreements with our Sponsors in respect of new wells drilled on our dedicated acreage, we will be required to incur capital expenditures to extend our gathering systems and facilities to the new wells they drill. Our Sponsors will be responsible for their proportionate share of the total capital expenditures associated with the ongoing build-out of our midstream systems.
We have secured significant acreage dedications from our Sponsors. Our Sponsors have dedicated to us approximately 496,000 net acres of their jointly owned Marcellus Shale acreage for an initial term of 20 years. We believe that drilling activity on our dedicated acreage should maintain or increase our existing throughput levels and offset the natural production declines of the wells currently connected to our midstream systems. In addition to our existing dedicated acreage, our gathering agreements provide that any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “dedication area” covering over 7,700 square miles in West Virginia and Pennsylvania will be automatically dedicated to us. We also have the right of first offer ("ROFO") to provide midstream services to our Sponsors on our ROFO acreage, which currently includes approximately 194,000 net acres of our Sponsors’ jointly owned Marcellus Shale acreage and any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “ROFO area” covering over 18,300 square miles in West Virginia and Pennsylvania.

Because the production rate of a natural gas well declines over time, we must continually obtain new supplies of natural gas and condensate to maintain or increase the throughput volumes on our midstream systems. Our ability to maintain or increase existing throughput volumes and obtain new supplies of natural gas and condensate are impacted by:

•	successful drilling activity by our Sponsors on our dedicated acreage and our ability to fund the capital costs required to connect our gathering systems to new wells;

•	our ability to utilize the remaining uncommitted capacity on, or add additional capacity to, our gathering systems;

•	the level of work-overs and re-completions of wells on existing pad sites to which our gathering systems are connected;

•
our ability to increase throughput volumes on our gathering systems by making outlet connections to existing or new third-party pipelines or other facilities, primarily driven by the anticipated supply of and demand for natural gas;

•	the number of new pad sites on our dedicated acreage awaiting lateral connections;

•	our ability to identify and execute organic expansion projects to capture incremental volumes from our Sponsors and third parties;

•	our ability to compete for volumes from successful new wells in the areas in which we operate outside of our dedicated acreage; and

•	our ability to gather natural gas and condensate that has been released from commitments with our competitors.

We actively monitor producer activity in the areas served by our gathering systems to pursue new supply opportunities.
EBITDA
We define EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to those of other companies in the midstream energy industry, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to make distributions to our partners;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA are net income and net cash provided by operating activities. EBITDA should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our EBITDA may not be comparable to similarly titled measures of other companies.
Distributable Cash Flow
We use distributable cash flow, which we define as EBITDA less net cash interest paid and maintenance capital expenditures, to analyze our performance. Distributable cash flow does not reflect changes in working capital balances.

Distributable cash flow is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions to our unitholders; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

We believe that the presentation of distributable cash flow in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable cash flow excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our distributable cash flow may not be comparable to similarly titled measures of other companies.

Operating Expense; General and Administrative Expense
Operating Expense
We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Direct labor costs, ad valorem and property taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operations and maintenance expense. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our operating expenditures on our midstream systems by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.
General and Administrative Expense
Our Predecessor’s general and administrative expense included direct charges for the management and operation of our assets by CONSOL for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services. Prospectively from the completion of the IPO, CONSOL will charge us a combination of direct and allocated charges for general and administrative services.
Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our Predecessor’s historical results of operations for the reasons described below:
Ownership of Our Assets
Our Predecessor’s historical results of operations include all of the results of operations of CONE Gathering on a 100% basis, which includes 100% of the results of our Anchor Systems, Growth Systems and Additional Systems, as well as 100% of the results of certain ancillary midstream assets that CONE Gathering owns. In connection with the completion of the IPO, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. Consequently, our results of operations after the completion of the IPO reflect less than 100% of the results of our Anchor Systems, Growth Systems and Additional Systems.
Revenues
Our Predecessor’s results of operations reflect gathering revenues based on the same fixed fee per unit of throughput of natural gas it gathered, regardless of the liquids-content of the natural gas, as well as reimbursements for electrical compression costs. Under our gathering agreements with our Sponsors, we receive separate fixed fees for wet gas and dry gas that we gather. In addition, our Predecessor’s results of operations reflect the remittance of a net condensate price to our Sponsors for the condensate gathering and handling services provided by our Predecessor. Under our gathering agreements with our Sponsors, we receive a fixed fee per unit of throughput for condensate gathering and handling services.
General and Administrative Expenses
Our Predecessor’s general and administrative expenses included direct charges for the management and operation of our assets by CONSOL for general and administrative services, including services related to information technology, engineering, legal, human resources and other financial and administrative services. Subsequent to our IPO, CONSOL will charge us a combination of direct and allocated charges for general and administrative services.
Financing
There are differences in the way we will finance our operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor’s operations were financed as part of our Sponsors’ midstream joint venture operations, and our Predecessor did not record any separate costs associated with financing its operations. In addition, our Predecessor largely relied on internally generated cash flows and capital contributions from our Sponsors to satisfy its capital expenditure requirements.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. At September 30, 2014, we had no borrowings outstanding and available borrowing capacity of $250 million under our $250 million revolving credit facility.

Other Factors Impacting Our Business
We expect our business to continue to be affected by the following key factors. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Our Sponsors’ Drilling and Development Plan
Our operations are primarily dependent upon our Sponsors’ natural gas production on our dedicated acreage in the Marcellus Shale. Our Sponsors’ have established a drilling and development program on their upstream acreage, including on our dedicated acreage, that we believe will significantly increase throughput on our midstream systems because our Sponsors primarily rely on us to deliver the midstream infrastructure necessary to accommodate their continuing production growth in the Marcellus Shale. However, our Sponsors’ joint development agreement contains certain mechanisms that may cause their production on our dedicated acreage to be less than we anticipate.
Our Sponsors achieve higher commodity margins and improved well economics in the development of wet gas areas due to the added value of NGLs in the gas stream when compared to dry gas areas. We expect the enhanced well economics associated with wet gas wells will incentivize our Sponsors to increase their wet gas production, which would increase the volumes for which we provide midstream services. Additionally, we expect that the enhanced well economics and NGL sales associated with wet gas wells will allow our Sponsors to continue to economically develop their wet gas areas in relatively lower commodity price environments. We expect that this would limit the impact of such lower commodity price on the volumes for which we provide midstream services.
According to U.S. Energy Information Administration (“EIA”), natural gas production from the Marcellus Shale is expected to grow from 1.9 Tcf in 2012 to a peak production volume of 5.0 Tcf per year from 2022 through 2025. Although we anticipate our Sponsors’ continued high levels of exploration and production activities in our areas of operation in the Marcellus Shale, we have no control over this activity. Fluctuations in natural gas prices could affect production rates over time and levels of investment by our Sponsors and third parties in exploration for and development of new natural gas reserves. Persistent low commodity prices may cause our Sponsors or potential third-party customers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If our Sponsors delay drilling or temporarily shut in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our gathering agreements with our Sponsors do not contain minimum volume commitments.
Rising Operating Costs and Inflation
The current level of exploration, development and production activities in the Marcellus Shale has resulted in increased competition for personnel and equipment. This has caused increases in the prices we pay for labor, supplies and property, plant and equipment, and such increases may continue in the future. An increase in the general level of prices in the economy could have a similar effect. We will attempt to recover increased costs from our customers, but there may be a delay in doing so or we may be unable to recover all of these costs. To the extent we are unable to procure necessary supplies or recover higher costs; our operating results will be negatively impacted.
Regulatory Compliance
The regulation of natural gas and condensate gathering and transportation activities by federal and state regulatory agencies has a significant impact on our business. For example, the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high-consequence areas. Our operations are also impacted by new regulations, which have increased the time that it takes to obtain required permits.

Additionally, increased regulation of oil and natural gas producers in our areas of operation, including regulation associated with hydraulic fracturing, could reduce regional supply of oil and natural gas and therefore throughput on our gathering systems.

Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	Variance	Percent Change
	($ in thousands)
Revenue
Gathering Revenue — Related Party	$35,770	$18,998	$16,772	88.3%
Total Revenue	35,770	18,998	16,772	88.3%
Expenses
Operating Expense — Third Party	6,908	3,384	3,524	104.1%
Operating Expense — Related Party	6,030	3,301	2,729	82.7%
General and Administrative Expense — Third Party	107	44	63	143.2%
General and Administrative Expense — Related Party	1,599	414	1,185	286.2%
Depreciation Expense	1,808	1,544	264	17.1%
Total Expense	16,452	8,687	7,765	89.4%
Net Income	$19,318	$10,311	$9,007	87.4%
Less: Net Income Attributable to Noncontrolling Interest	82	—	82	100.0%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$19,236	$10,311	$8,925	86.6%
Operating Statistics - Gathered Volumes for the Three Months Ended September 30, 2014

(BBtu per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Wet Gas	258	—	31	4	293
Dry Gas	415	55	—	6	476
Condensate	9	—	—	—	9
Total Gathered Volumes	682	55	31	10	778
Operating Statistics - Gathered Volumes for the Three Months Ended September 30, 2013

(BBtu per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Wet Gas	114	—	—	—	114
Dry Gas	287	8	—	4	299
Condensate	—	—	—	—	—
Total Gathered Volumes	401	8	—	4	413
Revenue     Gathering revenue — related party was approximately $35.8 million for the three months ended September 30, 2014 compared to approximately $19.0 million for the three months ended September 30, 2013. The approximate $16.8 million increase was primarily due to a 33.6 BBtu increase in throughput volumes. The increase in throughput volumes was due to a 16.3 BBtu increase in natural gas volumes in our Sponsors’ dry gas production areas and 17.3 BBtu increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas, which is primarily contained within our Anchor Systems. Of the dry gas change, 11.8 BBtu was related to the Anchor Systems and 4.3 BBtu was related to the Growth Systems. Of the wet gas and condensate change, 14.1 BBtu was related to the Anchor Systems and 2.9 BBtu was related to our Additional Systems. The remaining volumes were related to assets retained by our Predecessor. Our Sponsors have established a drilling and development program on our dedicated acreage. As a result, our revenue increases with increases in our Sponsors’ production on our dedicated acreage.
Operating Expense    Operating expense is comprised of items directly related to cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services. Total operating expense was approximately $12.9 million for the three months ended September 30, 2014 compared to approximately $6.7 million for the three months ended September 30, 2013. Included in operating expense was $2.9 million of electrical compression for the three months ended September 30, 2014 and $1.5 million for the three months ended September 30, 2013.
General and Administrative Expense    General and administrative expense is comprised of direct charges for the management and operation of our assets by CONSOL. Total general and administrative expense was approximately $1.7 million for the three months ended September 30, 2014 compared to approximately $0.5 million for the three months ended September 30, 2013. The approximate $1.2 million increase was primarily due to additional time spent by CONSOL employees operating and maintaining our midstream systems.
Depreciation    Depreciation is recognized on gathering and other equipment that is reflected on straight-line basis with the useful lives ranging from 25-40 years. Total depreciation expense was approximately $1.8 million for the three months ended September 30, 2014 compared to approximately $1.5 million for the three months ended September 30, 2013. The increase of $0.3 million was primarily related to an increase in assets placed into service.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	Variance	Percent Change
	($ in thousands)
Revenue
Gathering Revenue — Related Party	$87,687	$43,710	$43,977	100.6%
Total Revenue	87,687	43,710	43,977	100.6%
Expenses
Operating Expense — Third Party	18,336	9,374	8,962	95.6%
Operating Expense — Related Party	18,553	11,518	7,035	61.1%
General and Administrative Expense — Third Party	936	129	807	625.6%
General and Administrative Expense — Related Party	2,957	1,203	1,754	145.8%
Depreciation	5,105	4,214	891	21.1%
Total Expense	45,887	26,438	19,449	73.6%
Net Income	$41,800	$17,272	$24,528	142.0%
Less: Net Income Attributable to Noncontrolling Interest	82	—	82	100.0%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$41,718	$17,272	$24,446	141.5%
Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2014

(BBtu per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Wet Gas	207	—	10	4	221
Dry Gas	346	52	—	5	403
Condensate	4	—	—	—	4
Total Gathered Volumes	557	52	10	9	628
Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2013

(BBtu per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Wet Gas	69	—	—	—	69
Dry Gas	234	8	—	1	243
Condensate	—	—	—	—	—
Total Gathered Volumes	303	8	—	1	312
Revenue    Gathering revenue — related party was approximately $87.7 million for the nine months ended September 30, 2014 compared to approximately $43.7 million for the nine months ended September 30, 2013. The approximate $44.0 million increase was primarily due to a 86.3 BBtu increase in throughput volumes. The increase in throughput volumes was due to a 43.7 BBtu increase in natural gas volumes in our Sponsors’ dry gas production areas and 42.6 BBtu increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas, which is primarily contained within our Anchor Systems. Of the dry gas change, 30.6 BBtu was related to the Anchor Systems and 12.0 BBtu was related to the Growth Systems. Of the wet gas and condensate change, 38.8 BBtu was related to our Anchor Systems and 2.7 BBtu was related to our Additional Systems. The remaining volumes were related to assets retained by our Predecessor. Our Sponsors have established a drilling and development program on our dedicated acreage. As a result, our revenue increases with increases in our Sponsors’ production on our dedicated acreage.
Operating Expense    Operating expense is comprised of items directly related to cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services. Total operating expense was approximately $36.9 million for the nine months ended September 30, 2014 compared to approximately $20.9 million for the nine months ended September 30, 2013. Included in operating expense was $8.6 million of electrical compression for the nine months ended September 30, 2014 and $4.5 million for the nine months ended September 30, 2013. The approximate $16.0 million increase in operating expense was primarily due to the increase in contract services and electrical compression related to the increase in volumes transported.
General and Administrative Expense    General and administrative expense is comprised of direct charges for the management and operation of our assets by CONSOL. Total general and administrative expense was approximately $3.9 million for the nine months ended September 30, 2014 compared to approximately $1.3 million for the nine months ended September 30, 2013. The $2.6 million increase is primarily due to additional time spent by CONSOL employees operating and maintaining our midstream systems.
Depreciation     Depreciation is recognized on gathering and other equipment that is reflected on straight-line basis with the useful lives ranging from 25-40 years. Total depreciation expense was approximately $5.1 million for the nine months ended September 30, 2014 compared to approximately $4.2 million for the nine months ended September 30, 2013. The increase of $0.9 million was primarily related to an increase in assets placed into service.
Non-GAAP Financial Measures
EBITDA
We define EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to those of other companies in the midstream energy industry, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to make distributions to our partners;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of EBITDA provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA are net income and net cash provided by operating activities. EBITDA should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, EBITDA as presented below may not be comparable to similarly titled measures of other companies.
Distributable Cash Flow
We define distributable cash flow as EBITDA less net cash interest paid and maintenance capital expenditures, to analyze our performance. Distributable cash flow does not reflect changes in working capital balances.
Distributable cash flow is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions to our unitholders; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

We believe that the presentation of distributable cash flow in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable cash flow excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our distributable cash flow may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities, the most directly comparable GAAP financial measures, on a historical basis basis, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net Income	$19,318	$10,311	$41,800	$17,272
Add:
Depreciation Expense	1,808	1,544	5,105	4,214
EBITDA	21,126	11,855	46,905	21,486
Less: EBITDA Attributable to Noncontrolling Interest	88	—	88	—
EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$21,038	$11,855	$46,817	$21,486
Less: Ongoing maintenance capital expenditures, net of expected reimbursements	1,644	757	3,344	1,565
Distributable Cash Flow	$19,394	$11,098	$43,473	$19,921

Net cash provided by operating activities	$23,731	$17,364	$62,363	$25,982
Adjustments:
Less: Other, including changes in working capital	2,605	5,509	15,458	4,496
EBITDA	21,126	11,855	46,905	21,486
Less: EBITDA Attributable to Noncontrolling Interest	88	—	88	—
EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$21,038	$11,855	$46,817	$21,486
Capital Resources and Liquidity
Liquidity and Financing Arrangements
Our principal liquidity requirements are to finance our operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future.
Historically, our principal sources of liquidity have been cash from operations and funding from our Sponsors. While we have historically received funding from our Sponsors, we do not have any commitment from our Sponsors, CONE Gathering, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us following the IPO. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our new revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures.
We intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the number of common units, subordinated units and the general partner interest outstanding as of September 30, 2014. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.

Revolving Credit Facility
At the closing of the IPO on September 30, 2014, we entered into a $250 million revolving credit facility. Our revolving credit facility is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility bear interest at our option at either:

•
the base rate, which will be defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.1250% to 1.00% depending on our most recent consolidated total leverage ratio; or

•
the LIBOR rate plus a margin varying from 1.1250% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

Interest on base rate loans will be payable quarterly. Interest on LIBOR loans is payable on the last day of each interest period or, in the case of interest periods longer than three months, every three months. The unused portion of our revolving credit facility is subject to a commitment fee ranging from 0.15% to 0.35% per annum depending on our most recent consolidated leverage ratio or our credit rating, as the case may be.
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.00 to 1.00 and (B) during a qualified acquisition period, 5.50 to 1.00. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.00 to 1.00.
Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013	Change

Net cash provided by operating activities:	$62,363	$25,982	$36,381
Net cash used in investing activities:	$(185,702)	$(86,902)	$(98,800)
Net cash provided by financing activities:	$124,711	$61,000	$63,711
Net cash provided by operating activities increased $36.4 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to the $25.4 million increase in net income after including non-cash adjusting items, the $14.6 million increase in accounts payable and $3.6 million decrease in other working capital excluding the non-cash parent contributions.
Cash used in investing activities increased due to capital expenditures related to the expansion of our midstream systems. The expansion is in direct response to our Sponsors’ growing production on our dedicated acreage in the Marcellus Shale.
Cash provided by financing activities increased primarily due to additional investments by our Sponsors and proceeds received from the closing of the IPO, offset by distributions made to our general partner. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
Capital Expenditures
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our partnership agreement requires that we categorize our capital expenditures as either:

•
Maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, our operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital to the extent such capital expenditures are necessary to maintain, over the long term, our operating capacity, operating income or revenue; or

•
Expansion capital expenditures, which are cash expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput. Examples of expansion capital expenditures include the construction, development or acquisition of additional gathering pipelines and compressor stations, in each case to the extent such capital expenditures are expected to expand our operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system throughput or capacity, the associated capital expenditures may also be considered expansion capital expenditures.

For the nine months ended September 30, 2014, our total capital expenditures were $185.7 million on a 100% basis, of which $164.9 million was related to gathering assets, $16.9 million was related to land assets and $3.9 million was related to permitting. The gathering asset expenditures were primarily associated with the construction of new pipeline infrastructure to connect new well pad sites and central receipt points on our Anchor Systems. Historically, we did not make a distinction between maintenance and expansion capital expenditures. We have estimated, however, that approximately $3.0 million of these capital expenditures were maintenance capital expenditures.
We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by borrowings under our new revolving credit facility and the issuance of debt and equity securities.
Off-Balance Sheet Arrangements
We do not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.
Contractual Obligations
The following table details the future projected payments associated with our contractual obligations as of September 30, 2014:

	Payments Due by Year
	2014	2015- 2016	2017	Total
	(in thousands)
Operating lease obligations(1)	$5,415	$2,664	$92	$8,171

(1)	We lease various equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Note 11 - Leases.
Critical Accounting Policies
The Company’s critical accounting policies are described in the Notes to the Company’s Financial Statements for the year ended December 31, 2013 contained in the prospectus dated September 24, 2014 and filed with the SEC on September 25, 2014. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the Notes to the Company’s Consolidated Financial Statements on this Form 10-Q for the period ended September 30, 2014. The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We currently generate all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes of natural gas and condensate that we gather and handle, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate such terms may not be successful.
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
At the closing of the IPO on September 30, 2014, we entered into a new $250 million revolving credit facility. Assuming our average debt level of $57.0 million, comprised of funds drawn on our new revolving credit facility, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $0.6 million. As a result, our results of operations, cash flows and financial condition and, as a result, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Seasonality
Demand for natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for natural gas during the summer and winter months and decrease demand for natural gas during the spring and fall months. In respect of our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or complete construction projects, which may impact the rate of our growth. In addition, severe winter weather may also impact or slow the ability of our Sponsors to execute their planned drilling and development plan.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of the Company’s general partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company’s general partner have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Financial Statements, “Note 10. Commitments and Contingencies,” which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our prospectus dated September 24, 2014 and filed with the SEC on September 25, 2014, which risks could materially affect our business, financial condition, cash flows or results of operations. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations. There have been no material changes to the risk factors described in our prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 30, 2014, the Partnership closed its IPO of 20,125,000 common units at a price to the public of $22.00 per unit, which included 2,625,000 common units issued pursuant to the underwriters’ exercise in full of their over-allotment option. The Partnership received net proceeds of approximately $411,675 from the IPO, after deducting underwriting discounts and commissions, structuring fees and estimated offering expenses (the “Offering Costs”) of approximately $30,009 and financing costs of $1,066. The Partnership used the balance of the net offering proceeds as follows:
Reconciliation of Cash Proceeds

Total proceeds from the IPO	$442,750
Less: Offering Costs	30,009
Net proceeds from the IPO	412,741
Less: Cash retained by CONE Midstream Partners LP	3,704
Less: Revolving credit facility origination fees	1,066
Net proceeds distributed to CONE Gathering from the IPO	$407,971
On September 30, 2014, in connection with the closing of the IPO, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) with CONSOL, Noble Energy, CONE Gathering, our general partner and CONE Midstream Operating Company LLC (the “Operating Company”). Immediately prior to the closing of the IPO, CONE Gathering contributed to the Partnership all of its interest in the Operating Company as consideration for 9,038,121 common units and 29,163,121 subordinated units, which CONE Gathering subsequently distributed equally to CONSOL and Noble Energy. These transactions, among others, were made in a series of steps outlined in the Contribution Agreement. The foregoing issuances of common units and subordinated units to CONE Gathering were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof. The Partnership believes that exemptions other than the foregoing exemption may exist for these transactions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	08/25/2014
3.2*	First Amended and Restated Agreement of Limited Partnership of CONE Midstream Partners LP, dated as of September 30, 2014	8-K	001-36635	3.1	10/03/2014
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC and CONE Midstream Operating Company LLC	8-K	001-36635	10.1	10/03/2014
10.2*	Omnibus Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC, CONE Midstream Operating Company LLC, CONE Midstream DevCo I LP, CONE Midstream DevCo II LP and CONE Midstream DevCo III LP.	8-K	001-36635	10.2	10/03/2014
10.3*	Operational Services Agreement, dated September 30, 2014, by and between CONE Midstream Partners LP and CNX Gas Company LLC	8-K	001-36635	10.3	10/03/2014
10.4*	Gas Gathering Agreement, dated September 30, 2014, by and between CNX Gas Company LLC and CONE Midstream Partners LP	8-K	001-36635	10.4	10/03/2014
10.5*	Gas Gathering Agreement, dated September 30, 2014, by and between Noble Energy, Inc. and CONE Midstream Partners LP	8-K	001-36635	10.5	10/03/2014
10.6*	Employee Secondment Agreement, dated effective September 8, 2014, by and between CONE Midstream Partners LP and Noble Energy, Inc.	8-K	001-36635	10.6	10/03/2014
10.7*	CONE Midstream Partners LP 2014 Long-Term Incentive Plan#	8-K	001-36635	10.7	10/03/2014
10.8*	Credit Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto	8-K	001-36635	10.8	10/03/2014
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
† Filed herewith.
# Compensatory plan or arrangement.
+ XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 30, 2014

CONE MIDSTREAM PARTNERS LP

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ C. KRISTOPHER HAGEDORN
C. Kristopher Hagedorn
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)