Form 10-K
period 2014-12-31
CONE Midstream Partners LP
filed 2015-02-26
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
  __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36635
__________________________________________________

CONE MIDSTREAM PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	47-1054194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 CONSOL Energy Drive
Canonsburg, PA 15317-6506
(724) 485-4000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant as of September 30, 2014: $565.5 million
CONE Midstream Partners LP had 29,163,121common units, and 29,163,121 subordinated units outstanding at January 15, 2015.

GLOSSARY OF CERTAIN OIL AND GAS MEASUREMENT TERMS

/d: Any abbreviation with this suffix signifies that the metric is per day.
Bbl or barrel:    One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil, NGLs or other liquid hydrocarbons.
BBtu:    One billion British thermal units.
Bcfe:    One billion cubic feet of natural gas equivalent, determined using a ratio of six thousand cubic feet of natural gas to one barrel of oil.
Btu:    British thermal units.
condensate:    A natural gas liquid with a low vapor pressure compared with natural gasoline and liquefied petroleum gas. Condensate is mainly composed of propane, butane, pentane and heavier hydrocarbon fractions. The condensate is not only generated into the reservoir, it is also formed when liquid drops out, or condenses, from a natural gas stream in pipelines or surface facilities.
DOT:    The U.S. Department of Transportation.
dry gas:    Natural gas that occurs in the absence of condensate or liquid hydrocarbons, or natural gas that has had condensable hydrocarbons removed.
EPA:    The U.S. Environmental Protection Agency.
FERC:    The U.S. Federal Energy Regulatory Commission.
field:    The general area encompassed by one or more oil or gas reservoirs or pools that are located on a single geologic feature, that are otherwise closely related to the same geologic feature (either structural or stratigraphic).
high-pressure pipelines:    Pipelines gathering or transporting natural gas that has been dehydrated and compressed to the pressure of the downstream pipelines or processing plants.
hydrocarbon:    An organic compound containing only carbon and hydrogen.
low-pressure pipelines:    Pipelines gathering natural gas at or near wellhead pressure that has yet to be compressed (other than by well pad gas lift compression or dedicated well pad compressors) and dehydrated.
MBbl:    One thousand Bbls.
Mcf:    One thousand cubic feet of natural gas.
MMBtu:    One million British thermal units.
MMcf:    One million cubic feet of natural gas.
MMcfe:    One million cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
natural gas:    Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
NGLs:    Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane and natural gasoline.
oil:    Crude oil and condensate.
SEC:    The U.S. Securities and Exchange Commission.
Tcfe:    One trillion cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
throughput:    The volume of product transported or passing through a pipeline, plant, terminal or other facility.
wet gas:    Natural gas that contains less methane (typically less than 85% methane) and more ethane and other more complex hydrocarbons.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
the effects of changes in market prices of natural gas, NGLs and crude oil on our Sponsors’ drilling and development plan on our dedicated acreage and the volumes of natural gas and condensate that are produced on our dedicated acreage;

•	changes in our Sponsors’ drilling and development plan in the Marcellus Shale;

•	our Sponsors’ ability to meet their drilling and development plan in the Marcellus Shale;

•	the demand for natural gas and condensate gathering services;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our Sponsors under our gathering agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” of Item 1A of Part I in this report, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART I

ITEM 1.	BUSINESS

Overview

CONE Midstream Partners LP (the “Partnership”, “we”, “our”, or “us”) is a master limited partnership formed in May 2014 by CONSOL Energy Inc. (NYSE: CNX) (“CONSOL”) and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”), whom we refer to collectively as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We generate all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements also include substantial acreage dedications currently totaling approximately 516,000 net acres in the Marcellus Shale.

Our Sponsors' combined daily gross wellhead production for the twelve months ended December 31, 2014 averaged approximately 695 Bcfe/d on our dedicated acreage. On our dedicated acreage, as of December 31, 2014, our Sponsors had over 6,000 potential drilling locations (with approximately 36% in wet gas locations) and have drilled 448 gross horizontal wells. Please read “Item 1. Business - Our Acreage Dedication.” Our Sponsors believe that their existing contractual commitments for Marcellus Shale processing capacity and long-haul firm transportation will help minimize disruptions to their drilling and development plan that might otherwise exist as a result of insufficient outlets for growing production.

The following charts illustrate our Sponsors’ growth in production and wells drilled with respect to our dedicated acreage for the periods indicated:

(1) Represents gross wellhead production attributable to wells drilled on our dedicated acreage.
(2) Represents total gross wells drilled on our dedicated acreage.

Organizational Structure

CONSOL Energy Inc.
(NYSE: CNX)
4,519,060 common units
14,581,561 subordinated units
Noble Energy Inc.
(NYSE: NBL)
4,519,061 common units
14,581,560 subordinated units
32.1% limited partner interest
50%
50%
32.1% limited partner interest
CONE Gathering LLC
("CONE")
Public Unitholders
20,125,000
common units
100%
CONE Midstream GP LLC
(our "general partner")
incentive distribution rights
33.8% limited partner interest
2% general partner interest
CONE Midstream
Partners LP
(NYSE: CNNX)
25% limited partner interest
95% limited partner interest
95% limited partner interest
100%
CONE Midstream
Operating Company
LLC
100%
100%
100%
CONE Midstream
DevCo I GP LLP
CONE Midstream
DevCo II GP LLC
CONE Midstream
DevCo III GP LLC
75% general partner interest
5% general partner interest
5% general partner interest
CONE Midstream
DevCo I LP
CONE Midstream
DevCo II LP
CONE Midstream
DevCo III LP
Anchor Systems
Growth Systems
Additional Systems

Initial Public Offering
On September 30, 2014, we closed our initial public offering (“IPO” or “offering”) of common units representing limited partner interests. The Partnership's general partner is CONE Midstream GP LLC (“general partner”), a wholly owned subsidiary of CONE Gathering LLC (“CONE Gathering”). CONE Gathering, a Delaware limited liability company, is a joint venture formed by our Sponsors in September 2011. CONE Gathering represents our predecessor for accounting purposes (the “Predecessor”). References in our consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in our consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to CONE Midstream Partners LP and its consolidated subsidiaries. For periods prior to the IPO, our consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
On September 30, 2014, we closed our IPO of 20,125,000 common units at a price to the public of $22.00 per unit, which included 2,625,000 common units issued pursuant to the underwriters' exercise in full of their over-allotment option. Our common units are listed on the New York Stock Exchange under the ticker symbol “CNNX.”
We received net proceeds of approximately $413.0 million from the IPO, after deducting underwriting discounts and commissions, structuring fees and estimated offering expenses (the “Offering Costs”) of approximately $29.7 million.

Our Midstream Assets

In order to effectively manage our growth, capital expenditure requirements and leverage profile, we have divided our current midstream assets among three separate categories that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems include our midstream systems that generate the substantial majority of our current cash flows and that we expect to drive our growth over the near term as we increase average throughput on these systems from our Sponsors’ growing production. Our Anchor Systems are comprised of three primary midstream systems (the McQuay System, the Majorsville System and the Mamont System) and related assets.

•
Our Growth Systems include our high-growth, developing gathering systems that will require substantial expansion capital expenditures over the next several years, the substantial majority of which will be funded by our Sponsors in proportion to their retained ownership interest. Our Growth Systems are comprised of three primary midstream systems (the Fink System, the Tygart Valley system and the Tygart Valley West System) and related assets.

•
Our Additional Systems include several gathering systems primarily located in the wet gas regions of our dedicated acreage that we expect will generate stable cash flows and require lower levels of expansion capital investment over the next several years. Our Additional Systems are comprised of several midstream systems and related assets primarily located in the wet gas regions of our dedicated acreage.

In connection with the completion of our IPO, our Sponsors, through CONE Gathering contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems.

The following map details our existing assets:

Forest
Venango
Elk
Cameron
Mercer
Clinton
Clarion
Jefferson
Lawrence
Clearfield
Butler
PA
Armstrong
Beaver
Indiana
Hancock
Allegheny
Cambria
OH
Westmoreland
Brooke
Washington
Ohio
Fayette
Somerset
Greene
Marshall
Wetzel
Monongalia
MD
Tyler
Marion
Preston
Pleasants
Taylor
Doddridge
Harrison
Wood
Ritchie
Barbour
Tucker
Grant
Wirt
Lewis
Gilmer
Jackson
Calhoun
Upshur
Randolph
Roane
Braxton
Clay
Webster
Nicholas
WV
VA
Legend
Dedication Area
CNX/Noble Control
ROFO Area
Anchor
Growth
Additional

Gathering Assets

As of December 31, 2014, our gathering assets comprised a network of 180 miles of gathering pipelines with an average daily throughput of approximately 695 Bcfe/d.

The following table provides information regarding our gathering assets as of December 31, 2014:

System	Our Ownership Interest	Gas Type	Pipelines (miles) as of December 31, 2014	Average Daily Throughput for the Twelve Months Ended December 31, 2014 (1) (Bcfe/d)	Maximum Interconnect Capacity(2)(3) as of December 31, 2014 (BBtu/d)	Compression as of December 31, 2014 (horsepower)
Anchor Systems	75%	Dry/Wet	132	597	1,329	61,380
Growth Systems	5%	Dry/Wet	27	57	860	8,040
Additional Systems	5%	Dry/Wet	21	32	385	—

(1) Total consists of the 100% activity of the three Development Companies (Anchor, Growth and Additional) which CONE
Midstream Partners LP owns a controlling interest of 75%, 5% and 5%, respectively. Other systems that were part of our
Predecessor, CONE Gathering, that have been included in the historical financial statements of the Predecessor are excluded from the table above, as no portion of these systems were contributed to us in connection with the closing of the IPO.
(2) Maximum interconnect capacity is the maximum throughput that can be delivered from the system through physical interconnections to third-party facilities or pipelines.

(3) Our midstream systems currently have interconnects with the following interstate pipelines: Columbia Gas Transmission,
Texas Eastern Transmission and Dominion Transmission, Inc.

Compression Facilities

We operate 11 main facilities to provide our compression and/or dehydration services. We are also currently constructing an additional compression facility which we expect to be placed into service by the end of the first quarter of 2015.

The following table provides information regarding our compression facilities as of December 31, 2014:

System	Our Ownership Interest	Compression (horsepower)	Compression Capacity (Bcf/d)
Anchor Systems	75%	61,380	748
Growth Systems	5%	8,040	100
Additional Systems	5%	—	—

Condensate Handling Facilities

Our Anchor Systems include one condensate handling facility (our Majorsville condensate facility) that provides condensate gathering, collection, separation and stabilization services. As of December 31, 2014, our Majorsville condensate facility had a nominal handling capacity of 2,500 Bbl/d. In addition, during the fourth quarter of 2014, we completed the construction of the Moundsville condensate handling facility, in which we own a 5% controlling interest, that provides condensate gathering, collection and separation services at an average daily handling rate of 2,500 Bbl/d.

Other Partnership Assets

Our Anchor Systems include two coalbed methane stations: the Fallowfield Station, located in Washington County, Pennsylvania, and the Marshall Station, located in Marshall County, West Virginia. The maximum design capacities for the Fallowfield Station and the Marshall Station are approximately 13 MMcf/d and approximately 20 MMcf/d, respectively. Average throughput for these systems was approximately 5 MMcf/d and approximately 3 MMcf/d, respectively, during the twelve months ended December 31, 2014. These facilities are located in and around our Sponsors’ upstream acreage, and we anticipate that they will serve to facilitate future and early exploration and development in their jointly owned Marcellus Shale acreage. In addition, the leaner, low-Btu natural gas produced at our coalbed methane systems can be blended with richer, high-Btu natural gas to meet takeaway pipeline specifications.

Our Relationship with Our Sponsors and CONE Gathering

One of our principal strengths is our relationship with our Sponsors and CONE Gathering. Our Sponsors are CONSOL and Noble Energy.

CONSOL is a Pittsburgh-based producer of natural gas and coal and is one of the largest independent natural gas exploration, development and production companies, with operations focused on the major shale formations of the Appalachian Basin, including the Marcellus Shale. CONSOL deploys an organic growth strategy focused on developing its resource base. CONSOL’s premium coals are sold to electricity generators and steel makers, both domestically and internationally. CONSOL is listed on the NYSE under the symbol “CNX” and had a market capitalization of approximately $7.7 billion as of December 31, 2014.

Noble Energy is an independent energy company engaged in worldwide oil and natural gas exploration and production. Noble Energy’s portfolio is diversified between short-term and long-term projects, both onshore and offshore, domestic and international. In addition to its operations in the Marcellus Shale, Noble Energy has operations in four other core areas: (i) the Denver-Julesburg Basin in Colorado; (ii) the deepwater Gulf of Mexico; (iii) offshore West Africa; and (iv) offshore Eastern Mediterranean Sea. Noble Energy is listed on the NYSE under the symbol “NBL” and had a market capitalization of approximately $17.2 billion as of December 31, 2014.

CONE Gathering is a joint venture formed by CONSOL and Noble Energy in September 2011 to develop, own and operate natural gas and condensate midstream assets to service our Sponsors’ joint natural gas and condensate production in the Marcellus Shale. CONSOL and Noble Energy each own a 50% interest in CONE Gathering, which owns non-controlling limited partner interests in our operating subsidiaries. Through our ownership of all of the outstanding general partner interests in our operating subsidiaries, we have voting control over, and the exclusive right to manage, the day-to-day operations, business and affairs of our midstream systems. CONE Gathering retained non-controlling interests in our operating subsidiaries are subject to our right of first offer. CONE Gathering’s contribution to us of a 75% controlling interest in the Anchor Systems, which include our most developed systems, provides us with a substantial initial base of earnings and distributable cash flow. CONE Gathering’s contribution to us of a 5% controlling interest in each of the Growth Systems and the Additional Systems allows us to integrate the development and operation of these systems into our existing operations while allowing our Sponsors, through their ownership of CONE Gathering, to bear responsibility for funding the substantial majority of the initial development of these systems, thereby reducing our share of capital expenditures and borrowings associated with expansion of these systems in the short term. In addition, CONE Gathering’s retention of ownership interests in the Anchor Systems, the Growth Systems and the Additional Systems, combined with our right of first offer on those interests, may provide opportunities for us to grow our distributable cash flow through a series of acquisitions of these retained interests over time. However, CONE Gathering is under no obligation to offer to sell us any assets (including our right of first offer assets, unless and until it otherwise intends to dispose of such assets), we are under no obligation to buy any assets from CONE Gathering and we do not know when or if CONE Gathering will make any offers to sell assets to us. Please read “Business - Right of First Offer Assets.”

Our Sponsors’ Upstream Joint Venture

In 2011, CONSOL and Noble Energy entered into a Joint Development Agreement (“JDA”) and related ancillary agreements governing their joint exploration and development of their acreage in the Marcellus Shale. As of December 31, 2014, each of our Sponsors owned an undivided 50% working interest in over 701,000 net acres in the Marcellus Shale, which we refer to as their “upstream acreage.”

To provide for the coordinated drilling and development of the upstream acreage, the JDA includes, among other things, our Sponsors’ obligations as operators of their respective areas, the allocation of costs between our Sponsors, an area of mutual interest and the establishment of a drilling and development program. The JDA provides that CONSOL will implement the development, and serve as operator, of the eastern, or the dry gas, portion of the upstream acreage, and Noble Energy will implement the development, and serve as operator, of the western, or the wet gas, portion of the upstream acreage.

In addition to paying drilling and development costs for Noble Energy’s 50% working interest share of the upstream acreage, Noble Energy must also pay on behalf of CONSOL one-third of the drilling and development costs for CONSOL’s 50% working interest share of the upstream acreage with certain restrictions. These restrictions include the suspension of “carry” if average Henry Hub natural gas prices are below $4.00 per MMbtu for three consecutive months. As a result, so long as Noble Energy is required to carry CONSOL, for every well drilled on the upstream acreage, Noble Energy is responsible for two-thirds of the drilling and development costs and CONSOL is responsible for one-third of the drilling and development costs. Noble Energy’s carry obligation may be temporarily suspended in certain situations, is capped at $400 million with respect to each calendar year and will terminate once Noble Energy has paid up to approximately $2.1 billion as provided in the JDA.

Our Sponsors’ upstream area of mutual interest (“AMI”) covers 28 counties in West Virginia and 19 counties in Pennsylvania covering over 26,000 square miles. Under the JDA, any other oil and natural gas interests covering the Marcellus Shale within the upstream AMI that become jointly owned by CONSOL and Noble Energy will automatically become part of the upstream acreage. In addition, prior to September 2036, both CONSOL and Noble Energy must offer to the other party the right to participate in any acquisition of oil and natural gas interests within the upstream AMI that cover at least the Marcellus Shale.

Our Sponsors’ joint venture agreements also set forth how our Sponsors undertake their drilling and development program. Each year, each of our Sponsors proposes a drilling and development plan for operations to be undertaken, including the number of wells to be drilled, in its operated area the following year. Our Sponsors then collaborate to create a detailed drilling and development plan for the following year based upon a number of assumptions, such as expected drilling and completion costs, expected production and expected commodity prices. The Sponsors can revise the drilling and development plan upon mutual agreement at any time during the year at their discretion.

If our Sponsors mutually agree, a revised drilling plan for the following year can provide for a greater or lesser number of wells to be drilled than the number of wells that was provided for in the multi-year drilling and development plan set forth in our Sponsors’ JDA, which we refer to as the “default plan.” If our Sponsors cannot agree on a revised drilling plan for the following year, then, unless in the event of a force majeure affecting a Sponsor or a Sponsor exercises the non-consent right described below, our Sponsors will be obligated to drill the number of wells set forth in the default plan for the following year. The current default plan provides for our Sponsors to drill 354 wells in 2015 and 377 wells in each of 2016, 2017, 2018, 2019 and 2020. If our Sponsors cannot agree on a revised drilling plan for the following year, and must operate under the default plan for the following year, each Sponsor may elect to exercise its “non-consent right,” which is the right to elect not to participate in all (but not less than all) of the operations provided for in the default plan for the following year. If one of our Sponsors elects to exercise its non-consent right, then the other Sponsor, in its sole discretion, may determine the number of wells, if any, it will drill the following year. Each Sponsor can exercise this non-consent right twice (in non-consecutive years) prior to the termination of the default plan at the end of 2020. As of December 31, 2014, neither Sponsor had exercised its non-consent right. Please read “Risk Factors — Risks Related to Our Business — Under our Sponsors’ JDA, our Sponsors’ drilling and development plan with respect to their upstream joint venture is subject to annual agreement of our Sponsors and is subject to each Sponsor’s non-consent rights. Accordingly, we can provide no assurance as to the number of wells, if any, that will be drilled by our Sponsors in any given year.”

The default plan only runs through the end of 2020. After 2020, all drilling operations on the upstream acreage will be governed by a joint operating agreement. Under the joint operating agreement, either Sponsor may propose drilling operations; however, neither Sponsor is obligated to participate in any drilling operations and may elect not to participate in any or all of the operations proposed on our dedicated acreage or our Right of First Offer (“ROFO”) acreage. Our Sponsors’ gross producing wells connected to our midstream systems as of December 31, 2014 consisted of 235 dry gas wells and 123 wet gas wells.

The provisions of our Sponsors’ JDA allow for either Sponsor to transfer its leasehold, working and mineral fee interests or grant an overriding royalty interest, production payment, net profits interest or other similar interest in those interests that are subject to their JDA, which we call their joint development interests, subject to certain limitations, including (i) the obligation to transfer all of, or a uniform interest in all of, its joint development interests, (ii) the other Sponsor’s rights of first offer, (iii) restrictions on the financial and technical capabilities of permitted transferees and (iv) with respect to transfers by Noble Energy, prior to Noble Energy’s payment of certain drilling and development costs, the prior written consent of CONSOL, which may be granted or withheld in CONSOL’s sole discretion. Each of our Sponsors continually evaluates how to enhance its upstream portfolio, including its joint development interests and, subject to the limitations in the JDA, could sell, exchange, farm-out or otherwise dispose of all of, or an undivided interest in, its joint development interests as part of these enhancement efforts. Our Sponsor’s JDA is a covenant running with the land, so if a Sponsor transfers any of its joint development interests, then the transferee will be bound by the terms of our Sponsors’ JDA, including with respect to the default plan. Also, except for 25,000 net acres that each Sponsor is permitted to transfer free from the dedication under our gathering agreements, any joint development interest transferred by a Sponsor will remain subject to our gathering agreements. Please read “Our Gathering Agreements.”

Although neither Sponsor has committed to transfer its interests in the dedicated acreage, any such transfer may decrease the transferring Sponsor’s economic interest in developing the dedicated acreage. Please read “Risk Factors–Risks Related to Our Business — Under our Sponsors’ JDA, subject to certain limitations, our Sponsors may transfer their leasehold, working and mineral fee interests in the dedicated acreage.”

To support the growth of their upstream joint venture options in the Marcellus Shale, our Sponsors invested over $609 million in our midstream infrastructure assets from September 2011 through December 31, 2014, including our midstream assets. In addition, each of our Sponsors maintains significant freshwater infrastructure and systems that distribute freshwater from regional water sources for its well completion operations in the Marcellus Shale. These systems consist of a combination of permanent buried pipelines, portable surface pipelines and freshwater storage facilities, as well as pumping stations to transport the freshwater throughout the pipeline networks. Our Sponsors believe that their existing long-term contractual commitments for Marcellus Shale processing capacity and long-haul firm transportation will help minimize disruptions to their drilling and development plan that might otherwise exist as a result of insufficient outlets for growing production.

Our Acreage Dedication

As of December 31, 2014, our existing dedicated acreage covered approximately 516,000 net acres in the Marcellus Shale, all of which was located within the core area of our Sponsors’ operations in the Marcellus Shale. On our dedicated acreage, as of December 31, 2014, our Sponsors had over 6,000 potential drilling locations (with approximately 36% in wet gas locations), were operating 8 drilling rigs and, since January 1, 2011, had drilled 448 gross horizontal wells. Our Sponsors determine potential drilling locations in the Marcellus Shale based on the assumption that each well would be drilled with a 5,000 foot lateral within an 86-acre spacing unit. Accordingly, our Sponsors divided the total net acres in our dedicated acreage (approximately 516,000 net acres) by the number of acres in each spacing unit (86 acres) to determine their 6,000 potential drilling locations. Total acreage has increased by approximately 20,000 acres since our IPO as a result of our Sponsors' joint acquisitions in the Marcellus Shale formation. The number of, and timing with respect to, the potential locations that our Sponsors may drill will depend on numerous factors (some of which are beyond their control), including anticipated lateral length, geologic conditions and economic factors.

Our gathering agreements provide that, in addition to our existing dedicated acreage, any future acreage covering the Marcellus Shale formation that is jointly acquired by our Sponsors in an area that covers over 7,700 square miles in West Virginia and Pennsylvania, which we refer to as the “dedication area,” and that is not subject to a pre-existing third-party commitment will automatically be dedicated to us for natural gas midstream services. Since the formation of the upstream joint venture in 2011, our Sponsors have made several key acquisitions in the dedication area which have increased our existing dedicated acreage. For example, our Sponsors entered into farmout agreements for approximately 88,000 contiguous net acres in the Central WV area and acquired approximately 9,000 contiguous net acres in the Pittsburgh International Airport area, all of which have been dedicated to us.

In addition to our existing dedication acreage and any potential future dedicated acreage, we will have the right of first offer to provide midstream services to our Sponsors on our ROFO acreage, which currently includes approximately 186,000 net acres of our Sponsors existing jointly owned Marcellus Shale acreage that is not currently dedicated to us, along with any future acreage covering the Marcellus Shale formation that is jointly acquired by our Sponsors in an area that covers over 18,300 square miles in West Virginia and Pennsylvania, which we refer to as the “ROFO area,” and that is not subject to a pre-existing third-party commitment.
Our Gathering Agreements

Pursuant to our 20-year, fixed-fee gathering agreements with each of our Sponsors that we entered into in connection with the closing of the IPO, our Sponsors have agreed to dedicate all of their existing acres in the dedication area to us for natural gas midstream services and to dedicate their existing acreage in the Moundsville area (Marshall County, West Virginia) and the Majorsville area (Marshall County, West Virginia and Greene and Washington Counties, Pennsylvania) to us for condensate gathering and handling services. In addition, our Sponsors have dedicated certain coal bed methane wells, certain horizontal wells drilled to the Upper Devonian formation and the acreage associated with such wells to us for natural gas midstream services.

Each of our Sponsors has also agreed that any acreage located in the dedication area covering the Marcellus Shale formation that is jointly acquired by our Sponsors and that is not subject to a pre-existing third-party commitment will be automatically dedicated to us for natural gas midstream services. We also have an option to provide natural gas midstream services to our Sponsors on their existing acres in the ROFO area and on any future acreage in the ROFO area covering the Marcellus Shale formation that is jointly acquired by our Sponsors and that is not subject to a pre-existing third-party commitment. For more information regarding our dedication area and ROFO area, please read “Our Acreage Dedication.”

Under our gathering agreements, we receive a fee based on the type and scope of the midstream services we provide. For the services we provide with respect to natural gas that does not require downstream processing, or dry gas, we receive a fee of $0.40 per MMBtu. For the services we provide with respect to the natural gas that requires downstream processing, or wet gas, and with respect to condensate, we receive a fee based on the scope of services we provide. Our fee for wet gas is $0.275 per MMBtu in the Moundsville (Marshall County, West Virginia) and Pittsburgh International Airport areas and $0.55 per MMBtu for all other areas in the dedication area. Our fee for condensate services is $5.00 per Bbl in the Majorsville area and $2.50 per Bbl in the Moundsville area.

We have agreed to gather, compress, dehydrate and redeliver all of our Sponsors’ jointly owned dedicated natural gas on a firm commitment, first-priority basis. We have agreed to gather, inject, stabilize and store all of our Sponsors’ dedicated condensate on a firm commitment, first-priority basis. Each quarter, our Sponsors will provide us an update on their drilling and development operations, which will include a detailed description of the drilling plans and well locations for the following 36 months and a long-term plan that will include drilling plans and production forecasts. We will meet monthly with our Sponsors to discuss our current plans to timely construct the necessary facilities to be able to provide midstream services to our Sponsors on our dedicated acreage. In the event that we do not perform our obligations under the gathering agreements, our Sponsors will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication discussed below and indemnification from us.

In addition to the jointly owned natural gas and condensate that is produced from the dedicated acreage, each of our Sponsors may elect to dedicate properties located in the dedication area to us in which such Sponsor has an interest. If a Sponsor elects to dedicate any such property, which we refer to as “solely owned property,” then that Sponsor will propose a fee for the associated midstream services we would provide. Based on our assessment, if we deem such fee to be economic, any midstream services that we agree to provide will be on a second priority basis; second only to the first priority basis afforded our Sponsors’ jointly owned dedicated production.

Our gathering agreements provide that if we fail to timely complete the construction of the facilities necessary to provide midstream services to our Sponsors’ dedicated acreage or have an uncured default of any of our material obligations that has caused an interruption in our services for more than 90 days, the affected acreage will be permanently released from our dedication. Also, after the fifth anniversary of our gathering agreement, if our Sponsors drill a well that is located more than a certain distance from our current gathering system (and is not included in the detailed drilling plan provided by our Sponsors) and a third-party gatherer offers a lower cost of service, and our sponsors elect to utilize this third-party gatherer, then the acreage associated with such well will be permanently released from our dedication. Any permanent releases of our Sponsors’ acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements also provide that in certain situations, such as an uncured default of any of our material obligations during the period we are in default of a material obligation under the gathering agreement for more than 45 days but less than 90 days, our dedicated acreage can be temporarily released from our dedication. If we interrupt or curtail the receipt of our Sponsors gas for a period of five consecutive days or more than seven days within any consecutive two week period, then our Sponsors can temporarily release from the dedication under the gathering agreements the affected volumes for a period lasting until the first day of the month following 30 days after our notice to our Sponsors that the interruption or curtailment has ended. Any temporary releases of acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements will run with the land and be binding on a transferee of any of our dedicated acreage; however, each of our Sponsors may transfer 25,000 net acres of the dedicated acreage free of the dedication to us. This amount of net acres that may be transferred free of the dedication will be increased by the amount, if any, of net acres acquired by our Sponsors in the dedication area that will become automatically dedicated to us. There are no restrictions under our gathering agreements on our Sponsors’ ability to transfer acreage in the ROFO area, and any transferee of any of our Sponsors’ acreage in the ROFO area will not be subject to our right of first offer.

Upon completion of its initial 20-year term, each of our gathering agreements will continue in effect from year to year until such time as the agreement is terminated by either us or our Sponsor party to such agreement on or before 180 days prior written notice.

Right of First Offer Assets

In addition to the initial assets that our Sponsors, through CONE Gathering, contributed to us in connection with our IPO, CONE Gathering has granted us a right of first offer:

•
to acquire (i) CONE Gathering’s retained interests in each of our Anchor Systems, Growth Systems and Additional Systems, (ii) CONE Gathering’s other ancillary midstream assets and (iii) any additional midstream assets that CONE Gathering develops, before CONE Gathering sells any of those interests to any third party during the ten-year period following the completion of the IPO (the “right of first offer period”); and

•
to provide midstream services to our Sponsors on our right of first offer acreage, or our ROFO acreage, which currently includes approximately 186,000 net acres of our Sponsors’ existing upstream acreage that is not currently dedicated to us, as well as any acreage that becomes jointly owned by our Sponsors in the future within their upstream area of mutual interest, or our Sponsors’ upstream AMI, that is not subject to become automatically dedicated to us or to a pre-existing third-party commitment.

CONE Gathering is under no obligation to offer to sell us any assets (including our right of first offer assets, unless and until it otherwise intends to dispose of such assets), we are under no obligation to buy any assets from CONE Gathering and we do not know when or if CONE Gathering will make any offers to sell assets to us. While we believe our rights of first offer are significant positive attributes, they may also be sources of conflicts of interest. CONE Gathering owns our general partner, and there is substantial overlap between of the officers and directors of our general partner and the officers and directors of our Sponsors. Please read “Risk Factors — Risks Inherent in an Investment in Us.”

Third-Party Services and Commitments

Our Sponsors have entered into certain agreements that impact the scope of services we provide and the fees we charge under our gathering agreements with our Sponsors. Although we provide all field gathering in the following areas, we do not provide compression, dehydration and condensate stabilization services with respect to (i) approximately 3,500 net acres in the Moundsville area (Marshall County, West Virginia) and (ii) approximately 9,000 net acres in the Pittsburgh International Airport area (Allegheny County, Pennsylvania). With respect to these areas, our Sponsors have contracted with third parties for the provision of such services. As a result, under the gathering agreements with our Sponsors, we charge a reduced fee for the services we provide with respect to all natural gas and condensate produced from these areas.

Title to Our Properties

Our real property interests are acquired pursuant to easements, rights-of-way, permits, surface use agreements, deeds or licenses from landowners, lessors, easement holders, governmental authorities, or other parties controlling surface estate (collectively, “surface agreements”). These surface agreements allow us to use such land for our operations. Thus, the real estate interests on which our pipelines and facilities are located are held by us as grantee, and the party who owns or controls the surface lands, as grantor. We have acquired these surface agreements without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory rights and interests to conduct our operations on such lands. We have no knowledge of any challenge to the underlying title of any material surface agreements held by us or to our title to any material surface agreements, and we believe that we have satisfactory title to all of our material surface agreements.

Some of the surface agreements that were transferred to us from CONE Gathering required the consent of the grantor or other holder of such rights. CONE Gathering obtained sufficient third-party consents and authorizations and provided notices required for the transfer of the assets necessary to enable us to operate our business in all material respects. With respect to any remaining consents, authorizations or notices that have not been obtained or provided, we have determined these will not have a material adverse effect on the operation of our business should we fail or CONE Gathering have failed to obtain or provide such consents, authorizations or notices in a reasonable time frame.

Under our omnibus agreement, CONE Gathering will indemnify us for any failure to have certain surface agreements necessary to own and operate our assets in substantially the same manner that they were owned and operated prior to the IPO. CONE Gathering’s indemnification obligation will be limited to losses for which we notify CONE Gathering prior to the third anniversary of the closing of the IPO and will be subject to a $0.5 million aggregate deductible before we are entitled to indemnification.

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

Competition

As a result of our relationship with our Sponsors, we do not compete for the portion of the existing operations of our Sponsors’ upstream joint venture for which we currently provide midstream services and will not compete for future portions of their upstream joint venture’s operations that will be dedicated to us pursuant to our gathering agreements. Please read “Our Gathering Agreements.” However, our Sponsors have entered into agreements with third parties for the provision of certain midstream services. Please read “Third-Party Services and Commitments.” In addition, we will face competition in attracting third-party volumes to our midstream systems, and these third parties may develop their own midstream systems in lieu of employing our assets.

Regulation of Operations

Regulation of pipeline gathering services may affect certain aspects of our business and the market for our services.

Gathering Pipeline Regulation

Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission (“FERC”) under the NGA and the Interstate Commerce Act (“ICA”) only governs liquids transportation service in interstate commerce. Although the FERC has not made any formal determinations with respect to any of our facilities we consider to be gathering facilities, we believe that the natural gas pipelines in our midstream systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC NGA jurisdiction. We believe that the condensate pipelines in our gathering systems meet the traditional tests FERC has used to determine that a condensate pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services or intrastate transportation services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities or intrastate facilities on a case-by-case basis, so the classification and regulation of some our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC, the courts, or Congress. If the FERC were to consider the status of an individual facility and determine that the facility is not a gas gathering pipeline or intrastate condensate pipeline, as applicable, and the pipeline provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA and/or the Natural Gas Policy Act (“NGPA”) or under the ICA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

State regulation of natural gas gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. States in which we operate may adopt ratable take and common purchaser statutes, which would require our gathering pipelines to take natural gas without undue discrimination in favor of one producer over another producer or one source of supply over another similarly situated source of supply. The regulations under these statutes may have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. States in which we operate may also adopt a complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. We cannot predict whether such regulation will be adopted and whether such a complaint will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to our midstream systems due to state regulations.

Our gathering operations could be adversely affected should they be subject in the future to more stringent application of state regulation of rates and services. Our gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Pipeline Safety Regulation

Some of our gas pipelines are subject to regulation by the U.S. Department of Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968, (“NGPSA”), as amended by the Pipeline Safety Act of 1992 (“PSA”), the Accountable Pipeline Safety and Partnership Act of 1996 (“APSA”), the Pipeline Safety Improvement Act of 2002 (“PSIA”), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES Act”), and the 2011 Pipeline Safety Act. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas (“HCAs”).

PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a HCA;

•	improve data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.

The 2011 Pipeline Safety Act reauthorizes funding for federal pipeline safety programs, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of

Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Effective October 25, 2013, PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In addition, PHMSA has published advanced notice of proposed rulemakings to solicit comments on the need for changes to its natural gas and liquid pipeline safety regulations, including whether to extend the integrity management program requirements to gathering lines. PHMSA also issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure.

The National Transportation Safety Board has recommended that PHMSA make a number of changes to its rules, including removing an exemption from most safety inspections for natural gas pipelines installed before 1970. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations.

States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the Department of Transportation, or DOT, to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include more stringent requirements for facility design and management in addition to requirements for pipelines. We do not anticipate any significant difficulty in complying with applicable state laws and regulations. Our natural gas pipelines have continuous inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.

We have incorporated all existing requirements into our programs by the required regulatory deadlines and are continually incorporating the new requirements into procedures and budgets. We expect to incur increasing regulatory compliance costs based on the intensification of the regulatory environment and upcoming changes to regulations as outlined above. In addition to regulatory changes, costs may be incurred when there is an accidental release of a commodity transported by our midstream systems, or a regulatory inspection identifies a deficiency in our required programs.

Regulation of Environmental and Occupational Safety and Health Matters

General

Our natural gas gathering and compression activities are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment and worker health and safety. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the installation of pollution-control equipment, imposing emission or discharge limits or otherwise restricting the way we operate;

•	limiting or prohibiting construction activities in areas, such as air quality non-attainment areas, wetlands, endangered species habitat and other protected areas;

•	delaying system modification or upgrades during review of permit applications and revisions;

•	requiring investigatory and remedial actions to mitigate discharges, releases or pollution conditions associated with our operations or attributable to former operations; and

•	enjoining operations deemed to be in non-compliance with permits issued pursuant to or regulatory requirements imposed by such environmental laws and regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and/or criminal enforcement measures, including the assessment of monetary penalties and natural resource damages. Certain environmental statutes impose strict or joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or solid wastes have been disposed or otherwise released. Moreover, neighboring landowners and other third parties may file common law claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other pollutants into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. As with the midstream industry in general, complying with current and anticipated environmental laws and regulations can increase our capital costs to construct, maintain and operate equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we do not believe they will have a material adverse effect on our business, financial position or results of operations or cash flows. In addition, we believe that the various activities in which we are presently engaged that are subject to environmental laws and regulations are not expected to materially interrupt or diminish our operational ability to gather natural gas. We cannot assure, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Below is a discussion of the material environmental laws and regulations that relate to our business.

Hydraulic Fracturing Activities

We do not conduct hydraulic fracturing operations, but substantially all of our Sponsors’ natural gas production on our dedicated acreage is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process is typically regulated by state oil and natural gas commissions, but the U.S. Environmental Protection Agency (“EPA”) has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including, the issuance of new regulations requiring green completions for hydraulically fractured wells, emission requirements for certain midstream equipment, and an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances and Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing.

Scrutiny of hydraulic fracturing activities continues in other ways. For example, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing activities, the EPA has commenced a study of the potential impacts of hydraulic fracturing on drinking water and groundwater, and the U.S. Department of Energy evaluated practices it could recommend to ensure the safety of hydraulic fracturing activities. The Bureau of Land Management also has proposed a rule that would regulate hydraulic fracturing on federal and Indian lands.

Some states, including states in which we operate have adopted, and other states are considering adopting, laws and/or regulations that could impose more stringent permitting, disclosure and well construction requirements on natural gas drilling activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, or otherwise seek to ban some or all of these activities.

We cannot predict whether any other legislation or regulations will be enacted and if so, what its provisions will be. Additional levels of regulation and/or permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and prohibitions for producers who drill near our pipelines, reduce the volumes of natural gas available to move through our midstream systems and materially adversely affect our revenue and results of operations.

Hazardous Waste

Our operations generate solid wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of non-hazardous and hazardous waste. RCRA currently exempts certain wastes associated with the exploration, development or production of natural gas, which we handle in the course of our operation, including produced water. However, these exploration and production wastes may still be regulated by the EPA or state agencies under RCRA’s less stringent non-hazardous solid waste provisions, state laws or other federal laws, and it is possible that certain exploration and production wastes now classified as non-hazardous could be classified as hazardous in the future.

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Under CERCLA, such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. Although natural gas (and petroleum) is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations, we generate wastes that may be designated as hazardous substances. CERCLA authorizes the EPA, states, and, in some cases, third parties to take actions in response to releases or threatened releases of hazardous substances into the environment and to seek to recover from the classes of responsible persons the costs they incur to address the release. Under CERCLA, we could be subject to strict joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In some states, including those in which we operate, site remediation of oil and natural gas facilities is regulated by state agencies with jurisdiction over oil and natural gas operations. The regulated releases and remediation activities, including the classes of persons that may be held responsible for releases of hazardous substances, may be broader than those regulated under CERCLA or RCRA.

We currently own, lease or operate, and may have in the past owned, leased or operated, properties that have been used for the gathering and compression of natural gas. Although we have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such substances have been taken for disposal. Such hydrocarbons or other wastes may have migrated to property adjacent to our owned and leased sites or the disposal sites. In addition, some of the properties may have been operated by third parties or by previous owners whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes, including waste disposed of by prior owners or operators; remediate contaminated property, including groundwater contamination, whether from prior owners or operators or other historic activities or spills; or perform remedial operations to prevent future contamination. We are not currently a potentially responsible party in any federal or state Superfund site remediation and there are no current, pending or anticipated Superfund response or remedial activities at our facilities.

Air Emissions

The Clean Air Act and comparable state laws, including those states in which we operate, impose various preconstruction and operational permit requirements, noise and emission limits, operational limits, and monitoring, reporting and recordkeeping requirements on air emission sources, including on our compressor stations. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and/or criminal enforcement actions. Such laws and regulations, for example, require permit limits to address the impacts of noise from our compression operations, and pre-construction permits for the construction or modification of certain projects or facilities with the potential to emit air emissions above certain thresholds. Pre-construction permits generally require use of best available control technology, or BACT, to limit air pollutants. On November 25, 2014, the EPA proposed to lower the primary and secondary National Ambient Air Quality Standards (NAASQ) for ozone. Under the proposed rule the primary standard would be reduced from the current 0.075 ppm to a standard within the range of 0.065 ppm to 0.070 ppm. Similarly the secondary standard would be reduced to a standard within the range of 0.065 ppm to 0.070 ppm. This proposal would cause more areas to be in non-attainment with federal standards, which would require additional control equipment and operating restrictions to meet these potentially unachievable limits. Several federal and state new source performance standards, or NSPS, and national emission standards for hazardous air pollutants, or NESHAP, and analogous state law requirements, also apply to our facilities and operations. These applicable federal and state standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the facilities subject to these regulations. We may incur capital expenditures in the future for air pollution control equipment in connection with complying with existing and recently proposed rules, or with obtaining or maintaining operating or preconstruction permits and complying with federal, state and local regulations related to air emissions (including air emission reporting requirements). However, we do not believe that such requirements will have a material adverse effect on our operations.

Climate Change
In response to findings that emissions of greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that establish Prevention of Significant Deterioration, or PSD, pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources. Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions established by the states or, in some cases, by the EPA on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. The EPA is currently proposing to amend the Petroleum and Natural Gas Systems source category (subpart W) of the Greenhouse Gas Reporting Program (GHGRP). This

proposed rule would add reporting of greenhouse gas emissions from gathering and boosting systems and blowdowns of natural gas transmission pipelines. The rule will also require operators to install new monitoring equipment during the next year in order to comply with Subpart W.

Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Nevertheless, the current Administration has announced it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies. In March 2014, the Administration announced several components of its methane reduction strategy that apply to the oil and gas industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services.
Water Discharges
The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including sediment, and spills and releases of oil, brine and other substances into waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited, except in accordance with the terms of a permit issued by the EPA, Army Corps of Engineers, or a delegated state agency. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.
The primary federal law related specifically to oil spill liability is the Oil Pollution Act (“OPA”), which amends and augments the oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills, or threatened spills, in waters of the United States or adjoining shorelines. The OPA applies joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist, they are limited. As such, a violation of the OPA has the potential to adversely affect our operations.
On June 17, 2014, the Pennsylvania Department of Environmental Protection (“PADEP”) inspected a portion of the Crawford Line after an inadvertent return event was reported. The PADEP issued five Notices of Violation and two compliance orders for issues related to erosion and sediment controls and potential unauthorized impacts to wetlands. Construction activities at the site were halted pending completion of remedial work and wetlands delineation analysis. We have completed the remedial work, which did not have a material impact on our operations or revenues. Based on the wetlands delineation analysis and discussions with relevant agencies, we are in the process of permitting the disturbed wetland areas in order to satisfy the terms of a PADEP administrative order. However, this remedial activity will not have a material effect on our operations or revenue. At this time, no penalties have been proposed. The Crawford Line was placed into service in October 2014. Additionally, in connection with our work on the inadvertent return event, we discovered a historic release of acid mine drainage to a local watercourse. We are currently investigating this situation in consultation with the relevant agencies. We do not have sufficient information at this time to determine whether we will have any material liability with respect to this historic release.
Endangered Species
The Endangered Species Act (“ESA”) and analogous state laws protect species threatened with extinction restricting activities that may affect endangered or threatened species or their habitats. Some of our pipelines are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Indiana bat, which has a seasonal impact on our construction activities and operations. However, based on species that have been identified and the current application of endangered species laws and regulations, we do not believe that there are any additional species protected under the ESA or state laws that would materially and adversely affect our ability to operate. The future listing of previously unprotected species in areas where we conduct or may conduct operations, or the designation of critical habitat in these areas, could cause us to incur increased costs arising from species protection measures or could result in limitations on our operating activities, which could have an adverse impact on our results of operations. The US Fish and Wildlife Service (USFWS) announced a 12-month finding that listing of the Northern Long-Eared Bat as endangered is warranted throughout the bat’s range.  One of our Sponsors, CONSOL Energy, along with others in the industry have submitted comments against the listing. This listing will establish habitat protection for the species but will not prevent the cause of the decline in the population of the Long-Eared Bat, which is due to a disease commonly referred to as White Nose Syndrome (WNS). This will lead to significant timing and critical path hurdles, ultimately limiting the ability to clear timber for construction activities. Both the Northeast Association of Fish and Wildlife Agencies (NEAFWA) and Midwest Association of Fish and Wildlife Agencies (MAFWA) have indicated that an endangered listing is “not warranted,” but recommends it be listed as threatened due to WNS. The USFWS has stated that “A final decision on listing the Northern Long-Eared Bat will be made no later than April 2, 2015.”

Occupational Safety and Health Act
We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right-to-Know Act and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. Certain of our operations are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive material.
Employees
The officers of our general partner manage our operations and activities. All of the employees required to conduct and support our operations are employed by CONSOL and are subject to the operational services agreement between us, our general partner and CONSOL. As of December 31, 2014, CONSOL employed approximately 90 people that provide direct support to our operations pursuant to the operational services agreement. CONSOL considers its relations with its employees to be satisfactory.
Offices
The principal offices of our partnership are located 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317.
Insurance
We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.
Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.
Available Information
Our website is www.conemidstream.com. Available on this website under “Investor Relations – View SEC Filings,” free of charge, are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
Also posted on our website under “Corporate Governance”, and available in print upon request made by any unitholder to the Investor Relations Department, are charters for our Audit Committee, copies of the Code of Ethics, Corporate Governance Guidelines and our Whistle Blower policy. Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.
Financial Information about Segments
Please read “Note 12. Segment Information” for financial information by business segment including, but not limited to, gathering revenue - related party, operating income and total assets, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors together with all of the other information set forth in this annual report on Form 10-K, including the matters addressed under “Forward-Looking Statements,” in evaluating an investment in our common units.

If any of the following risks were to occur, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected. In that case, we may not be able to pay the minimum quarterly distribution on our common units, the trading price of our common units could decline and you could lose all or part of your investment. In addition, the current economic and political environment intensifies many of these risks.

Risks Related to Our Business

Our Sponsors account for all of our revenue. If our Sponsors change their business strategy, alter their current drilling and development plan on our dedicated acreage, or otherwise significantly reduce the volumes of natural gas and condensate transported through our gathering systems, our revenue would decline and our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.
As we expect to initially derive all of our revenue from our gathering agreements with our Sponsors, any event, whether in our dedicated acreage or elsewhere, that materially and adversely affects either or both of CONSOL’s or Noble Energy’s business strategies with respect to drilling on and development of our dedicated acreage or their financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of our Sponsors, the most significant of which include the following:

•	a reduction in or slowing of our Sponsors’ drilling and development plan on our dedicated acreage;

•	a reduction in, or curtailment of, production from existing wells on our dedicated acreage;

•
the extreme volatility of natural gas, NGL and crude oil prices, which declined substantially over the second half of 2014 and which could have a negative effect on our Sponsors’ drilling and development plan on, or levels of existing production from, our dedicated acreage or our Sponsors' ability to finance their operations and drilling and exploration costs on our dedicated acreage;

•	the availability of capital on an economic basis to fund the exploration and development activities of our Sponsors’ upstream joint venture;

•	drilling and operating risks, including potential environmental liabilities, associated with our Sponsors’ operations on our dedicated acreage;

•	downstream processing and transportation capacity constraints and interruptions, including the failure of our Sponsors to have sufficient contracted processing or transportation capacity; and

•	adverse effects of increased or changed governmental and environmental regulation.

In addition, we are indirectly subject to the business risks of our Sponsors generally and other factors, including:

•	our Sponsors’ financial condition, credit ratings, leverage, market reputation, liquidity and cash flows;

•	the ability of our Sponsors to maintain or replace their reserves;

•	adverse effects of governmental and environmental regulation on our Sponsors’ upstream operations; and

•	losses from pending or future litigation.
Further, we have no control over our Sponsors’ business decisions and operations, and our Sponsors are under no obligation to adopt a business strategy that is favorable to us. We are subject to the risk of non-payment or non-performance by our Sponsors, including with respect to our gathering agreements, which do not contain minimum volume commitments. We cannot predict the extent to which our Sponsors’ businesses will be impacted if conditions in the energy industry continue to deteriorate nor can we estimate the impact such conditions will have on the ability of our Sponsors to execute their drilling and development plan on our dedicated acreage or to perform under our gathering agreements. Recently, global energy commodity prices have declined precipitously as a result of several factors, including increased worldwide crude oil supplies, a stronger U.S. dollar, weather factors and strong competition among oil producing countries for market share. Specifically, prices for WTI have declined from approximately $106.00 per Bbl in June 2014 to less than $50.00 per Bbl in January 2015. Henry Hub natural gas has traded around $3.00 per MMBtu in January 2015 compared to prices a year ago in January 2014 of $4.41 per

MMBtu. Lower commodity prices reduce our Sponsors’ cash flows and may affect their borrowing ability. Our Sponsors may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in their reserves as existing reserves are depleted. Lower commodity prices may also reduce the amount of natural gas, NGLs and oil that our Sponsors can produce economically. If commodity prices further decrease, a significant portion of our Sponsors’ exploitation, development and exploration projects on our dedicated acreage could become uneconomic. This may result in our Sponsors having to make significant downward adjustments to their estimated proved reserves on our dedicated acreage. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our Sponsors’ future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.
Any material non-payment or non-performance by either CONSOL or Noble Energy under our gathering agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders at the expected rate or at all. Each of our gathering agreements with our Sponsors has an initial term of 20 years, and there is no guarantee that we will be able to renew or replace those gathering agreements on equal or better terms upon their expiration. Our ability to renew or replace our gathering agreements with our Sponsors following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our competitors and our Sponsors.

Under our Sponsors’ JDA, our Sponsors’ drilling and development plan with respect to their upstream joint venture is subject to annual agreement of our Sponsors and is subject to each Sponsor’s non-consent rights. Accordingly, we can provide no assurance as to the number of wells, if any, that will be drilled by our Sponsors in any given year.

Each year, our Sponsors collaborate to create a drilling and development plan for the following year, based upon a number of assumptions, such as expected drilling and completion costs, expected production and expected commodity prices, and which includes the number of wells, if any, to be drilled on our dedicated acreage and our ROFO acreage. If our Sponsors mutually agree, the annual plan for a given year can provide for more or fewer wells to be drilled than the number of wells that was provided for in the multi-year drilling and development plan set forth in our Sponsors’ JDA, which we refer to as the “default plan.” Historically, our Sponsors have been able to mutually agree on an annual plan for a given year, several of which provided for fewer wells to be drilled during the applicable year than the number of wells that was set forth in the default plan for such year; however, as of January 30, 2015, our Sponsors had not yet agreed on an annual plan for 2015. If our Sponsors agree on an annual plan for any year that provides for significantly fewer wells to be drilled than would have been drilled under the default plan, our business, financial condition, results of operations, cash flows and ability to make cash distributions may be materially and adversely affected.

If our Sponsors cannot agree on a drilling plan for a given year, then, unless in the event of a force majeure affecting a Sponsor or a Sponsor exercises the non-consent right, our Sponsors will be obligated to drill the number of wells set forth in the default plan for such year as described in Item 1. “Business - Our Sponsors' Upstream Joint Venture.” If one of our Sponsors elects to exercise its non-consent right, then the other Sponsor, in its sole discretion, may determine the number of wells, if any, it will drill in such year, which may be significantly less than the number of wells that was provided for in the default plan, or none at all. Under our Sponsors’ JDA, this non-consent right may be exercised by each Sponsor twice (in non-consecutive years) prior to the termination of the default plan at the end of 2020. Neither of our Sponsors has exercised its non-consent right , and thus, each Sponsor may still elect to exercise its non-consent right twice prior to the end of 2020. If a Sponsor exercises its non-consent right for any year, our business, financial condition, results of operations, cash flows and ability to make cash distributions will be materially and adversely affected.

The default plan ends at the end of 2020. Following the end of the default plan, all drilling operations on our dedicated acreage and our ROFO acreage will be governed by the applicable joint operating agreement. Under the joint operating agreements, either Sponsor may propose drilling operations; however, neither Sponsor is obligated to participate in any drilling operations and may elect not to participate in any or all of the operations proposed on our dedicated acreage or our ROFO acreage. If either or both of our Sponsors elect not to participate in any or all of the operations proposed on our dedicated acreage or our ROFO acreage, our business, financial condition, results of operations, cash flows and ability to make cash distributions will be materially and adversely affected.

Under our Sponsors’ JDA, subject to certain limitations, our Sponsors may transfer their leasehold, working and mineral fee interests in the dedicated acreage.

So long as our Sponsors comply with certain transfer restrictions set forth in their JDA, they may transfer their leasehold, working and mineral fee interests in, or grant an overriding royalty interest, production payment, net profits interest or other similar interest in the dedicated acreage. Each of our Sponsors continually evaluates how to enhance its upstream portfolio, including its holdings in the Marcellus Shale and, subject to the limitations in the JDA, could sell, exchange, farm-out or otherwise dispose of all of, or an undivided interest in, its Marcellus Shale holdings as part of these enhancement efforts. If either of our Sponsors transfers all or an undivided portion of their interests in the future, their economic interest in developing the dedicated acreage could decrease, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. Please read “Business — Our Sponsors’ Upstream Joint Venture” under Item 1 Part I of this annual report.

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

In order to support the payment of the minimum quarterly distribution of $0.2125 per unit per quarter, or $0.85 per unit on an annualized basis, we must generate distributable cash flow of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the current number of common units and subordinated units and the general partner interest outstanding as of December 31, 2014. We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather, compress and dehydrate, the volume of condensate we gather and treat and the fees we are paid for performing such services;

•
the effects of changes in market prices of natural gas, NGLs and crude oil on our Sponsors’ drilling and development plan on our dedicated acreage and the volumes of natural gas and condensate that are produced on our dedicated acreage;

•	our Sponsors’ ability to fund their drilling and development plan on our dedicated acreage;

•	capital expenditures necessary for us to maintain and build out our midstream systems to gather natural gas and condensate from our Sponsors’ new well completions on our dedicated acreage;

•	the levels of our operating expenses, maintenance expenses and general and administrative expenses;

•
regulatory action affecting: (i) the supply of, or demand for, natural gas and condensate, (ii) the rates we can charge for our midstream services, (iii) the terms upon which we are able to contract to provide our midstream services, (iv) our existing gathering and other commercial agreements or (v) our operating costs or our operating flexibility;

•	the rates we charge third parties, if any, for our midstream services;

•	prevailing economic conditions; and

•	favorable or adverse weather conditions.

In addition, the actual amount of distributable cash flow that we generate will also depend on other factors, some of which are beyond our control, including:

•	the level and timing of our capital expenditures;

•	our debt service requirements and other liabilities;

•	our ability to borrow under our debt agreements to fund our capital expenditures and operating expenditures and to pay distributions;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in any of our debt agreements;

•	the cost of acquisitions, if any;

•	the fees and expenses of our general partner and its affiliates (including our Sponsors) that we are required to reimburse;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase natural gas and condensate throughput volumes on our midstream systems, which depends on our Sponsors’ levels of development and completion activity on acreage dedicated to us.

The level of natural gas and condensate volumes handled by our midstream systems depends on the level of production from natural gas wells dedicated to our midstream systems, which may be less than expected and which will naturally decline over time. In order to maintain or increase throughput levels on our midstream systems, we must obtain production from new wells completed by our Sponsors and/or third parties on acreage dedicated to our midstream systems.

We have no control over our Sponsors’ or other producers’ levels of development and completion activity in our area of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over our Sponsors or other producers or their exploration and development decisions, which may be affected by, among other things:

•	prevailing and projected natural gas, NGL and crude oil prices, which are extremely volatile and declined substantially over the second half of 2014 in response to changing supply and demand dynamics;

•	demand for natural gas, NGLs and crude oil;

•
changes in the strategic importance our Sponsors assign to development in the Marcellus Shale area as opposed to other plays they may consider core to their business, which could adversely affect the financial and operational resources either or both of our Sponsors are willing to devote to development in our areas of operations;

•	the availability and cost of capital;

•	levels of reserves;

•	geologic considerations;

•	increased levels of taxation related to the exploration and production of natural gas in our areas of operation;

•	environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and

•	the costs of producing natural gas and the availability and costs of drilling rigs and other equipment and services.

Due to these and other factors, even if reserves are known to exist in areas served by our midstream systems, producers may choose not to develop those reserves. If producers choose not to develop their reserves, or they choose to slow their development rate, in our areas of operation, they will have no need to dedicate such additional acreage and associated reserves to our midstream systems and the pace of such additional dedications will be below anticipated levels. Our inability to obtain additional dedications of acreage resulting from reductions in development activity, coupled with the natural decline in production from our current dedicated acreage, would result in our inability to maintain the then current levels of throughput on our midstream systems, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements with our Sponsors provide for the release of our Sponsors’ dedicated acreage in certain situations, provide our Sponsors the ability to transfer certain of the dedicated acreage free of the dedication to us and do not include minimum volume commitments.

Our gathering agreements provide that if we fail to timely complete the construction of the facilities necessary to provide midstream services to our Sponsors on our dedicated acreage or have an uncured default of any of our material obligations that has caused an interruption in our services for more than 90 days, the affected acreage will be permanently released from our dedication. Also, after the fifth anniversary of our gathering agreements, if our Sponsors drill a well that is located a certain distance from our current gathering system (and is not included in the detailed drilling plan provided by our Sponsors) and a third-party gatherer offers a lower cost of service, and our sponsors elect to utilize this third-party gatherer, then the acreage associated with such well will be permanently released from our dedication. Any permanent releases of our Sponsors’ acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements also provide that in certain situations, such as an uncured default of any of our material obligations that has caused an interruption in our services for less than 90 days, our dedicated acreage can be temporarily released from our dedication. Any temporary releases of acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements will run with the land and be binding on a transferee of any of our dedicated acreage; however, each of our Sponsors may transfer 25,000 net acres of the dedicated acreage free of the dedication to us. This amount of net acres that can be transferred free of the dedication will be increased by the amount, if any, of net acres acquired by our Sponsors in the dedication area that will become automatically dedicated to us. Any transfer of acreage free from the dedication to us could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements do not include minimum volumes commitments. Any decrease in the current levels of throughput on our gathering systems could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Certain of our dedicated acreage is either not held by production by our Sponsors or has not yet been earned by our Sponsors.

Certain of our dedicated acreage is either not held by production or has yet to be earned by our Sponsors under farmout agreements to which they are parties. As of December 31, 2014, approximately 22% of our dedicated acreage was not held by production or was yet to be earned by our Sponsors. With respect to the dedicated acreage that is not held by production, if our

Sponsors do not timely meet the drilling obligations specified in the underlying leases, then the leases will terminate and will no longer be subject to our dedication. With respect to the dedicated acreage that is yet to be earned by our Sponsors under certain farmout agreements, if our Sponsors do not meet their drilling obligations to earn the acreage subject to the farmout agreements prior to the termination of the farmout agreements, then they will have no further rights to earn any acreage that they have not previously earned under the farmout agreements. Also, if the counterparty to the farmout agreements becomes insolvent or bankrupt, then the farmout agreements may be deemed an executory contract that may be discharged in a bankruptcy proceeding. If our Sponsors do not timely meet the drilling obligations specified in the leases not held by production or do not earn all of the acreage subject to the farmout agreements prior to the termination of the farmout agreement or if our Sponsor’s farmout agreements are discharged, the affected acreage will no longer be dedicated to us, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

We may not be able to attract dedications of third-party volumes, in part because our industry is highly competitive, which could limit our ability to grow and increase our dependence on our Sponsors.

Part of our long-term growth strategy includes diversifying our customer base by identifying opportunities to offer services to third parties in our areas of operation. To date and over the near term, all of our revenues have been and will be earned from our Sponsors relating to production they own or control on our dedicated acreage. Our ability to increase throughput on our midstream systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. Any lack of available capacity on our systems for third-party volumes will detrimentally affect our ability to compete effectively with third-party systems for natural gas and condensate produced from reserves associated with acreage other than our then current dedicated acreage in our area of operation. In addition, some of our competitors for third-party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.

Our efforts to attract new third parties as customers may be adversely affected by (i) our relationship with our Sponsors and the fact that a substantial majority of the capacity of our midstream systems will be necessary to service their production on our dedicated acreage and that, under our gathering agreements with our Sponsors, our Sponsors will receive priority of service for the provision of our midstream services over third parties and (ii) our desire to provide services pursuant to fee-based agreements. As a result, we may not have the capacity to provide services to third parties and/or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, potential third-party customers who are significant producers of natural gas and condensate may develop their own midstream systems in lieu of using our systems. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to make cash distributions to our unitholders.

We may not be able to make an attractive offer to our Sponsors on our ROFO acreage.

Our Sponsors are required to allow us to make a first offer to provide midstream services on existing upstream acreage that is not currently dedicated to us or a third party, which, as of December 31, 2014, covered approximately 186,000 net acres, and any future acreage that our Sponsors jointly acquire in the ROFO area. Our Sponsors are under no obligation to accept any offer we make on this acreage, even if we submit the most attractive bid they receive. In addition, another midstream service provider may be able to make a more attractive offer to our Sponsors, whether because they have existing infrastructure on or around this acreage or otherwise. Any rejection by our Sponsors of any offer on this acreage could adversely affect our organic growth strategy or our ability to maintain or increase our cash distribution level.

If our Sponsors elect not to jointly acquire acreage in their upstream AMI, they are under no obligation to dedicate or otherwise offer the acquired acreage to us for midstream services.

Pursuant to our Sponsors’ upstream joint venture agreement, if either of our Sponsors decides to acquire acreage in their upstream AMI, prior to 2036 they are required to offer the other Sponsor the right to participate in the joint acquisition of that acreage. Any acreage that is jointly acquired in the dedication area, and that is not subject to an existing third-party commitment, will automatically be dedicated to us. Any acreage that is jointly acquired in the ROFO area, and that is not subject to an existing third-party commitment, will be subject to our right of first offer for midstream services. However, if either of our Sponsors elects not to participate in an acquisition in their upstream AMI, the other Sponsor is under no obligation to dedicate such solely acquired acreage or allow us to make an offer to provide midstream services on that acreage, even if the acreage is not subject to any third-party commitment. A failure of one of our Sponsors to participate in an acquisition in their upstream AMI will limit the acreage that is either automatically dedicated to us (in the dedication area) or subject to our right of first offer (in the ROFO area) and could adversely affect our organic growth strategy or our ability to maintain or increase our cash distribution level.

Our only assets are controlling ownership interests in our operating subsidiaries. Because our interests in our operating subsidiaries represent our only cash-generating assets, our cash flow will depend entirely on the performance of our operating subsidiaries and their ability to distribute cash to us.

We have a holding company structure, meaning the sole source of our earnings and cash flow consists exclusively of the earnings of and cash distributions from our operating subsidiaries. Therefore, our ability to make quarterly distributions to our unitholders will be completely dependent upon the performance of our operating subsidiaries and their ability to distribute funds to us. We are the sole member of the general partner of each of our operating subsidiaries, and we control and manage our operating subsidiaries through our ownership of our operating subsidiaries’ respective general partners.

The limited partnership agreement governing each operating company requires that the general partner of such operating company cause such operating company to distribute all of its available cash each quarter, less the amounts of cash reserves that such general partner determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of such operating company’s business.

The amount of cash each operating company generates from its operations will fluctuate from quarter to quarter based on events and circumstances and the actual amount of cash each operating company will have available for distribution to its partners, including us, also will depend on certain factors. For a description of the events, circumstances and factors that may affect the cash distributions from our operating subsidiaries please read “Risk Factors - We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.”

We may be responsible for mine subsidence costs in the future.

Portions of our gathering systems pass over coal mines. Activities related to the use and expansion of our gathering systems have historically, and may continue to, be affected by mine subsidence. Under the terms of the omnibus agreement between us, our general partner, CONE Gathering and our Sponsors, CONE Gathering has agreed to indemnify us for a period of four years following our IPO against costs or losses arising out of mine subsidence. However, after the four-year period, we may be liable for any costs or losses arising out of or attributable to mine subsidence. For the twelve months ended December 31, 2014, we incurred mine subsidence costs related to the expansion of our systems of approximately $2.8 million. We cannot predict the amount of any costs or losses associated with mine subsidence that may impact our assets after the term of the indemnification provided in the omnibus agreement. Mine subsidence costs and losses that we incur and for which we cannot seek indemnification could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our midstream systems are exclusively located in the Appalachian Basin, making us vulnerable to risks associated with operating in a single geographic area.

We rely exclusively on revenues generated from our midstream systems that are currently located exclusively in the Appalachian Basin. As a result of this concentration, we will be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, water shortages or other drought related conditions or interruption of the processing or transportation of natural gas, NGLs or condensate. If any of these factors were to impact the Appalachian Basin more than other producing regions, our business, financial condition, results of operations and ability to make cash distributions will be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.

We may be unable to grow by acquiring the non-controlling interests in our operating subsidiaries owned by CONE Gathering, which could limit our ability to increase our distributable cash flow.

Part of our strategy for growing our business and increasing distributions to our unitholders is dependent upon our ability to make acquisitions that increase our distributable cash flow. Part of the acquisition component of our growth strategy is based upon our expectation of future divestitures by CONE Gathering to us of portions of its remaining, non-controlling interests in our operating subsidiaries. We have only a right of first offer pursuant to our omnibus agreement to purchase the non-controlling interests in our operating subsidiaries retained by CONE Gathering and that CONE Gathering elects to sell. CONE Gathering is under no obligation to offer to sell us additional assets (including our right of first offer assets, unless and until it otherwise intends to dispose of such assets), we are under no obligation to buy any additional assets from CONE Gathering and we do not know when or if CONE Gathering will make any offers to sell assets to us. We may never purchase all or a portion of the non-controlling interests in our operating subsidiaries for several reasons, including the following:

•	CONE Gathering may choose not to sell these non-controlling interests;

•	we may not make offers for these non-controlling interests;

•	we and CONE Gathering may be unable to agree to terms acceptable to both parties;

•	we may be unable to obtain financing to purchase these non-controlling interests on acceptable terms or at all; or

•
we may be prohibited by the terms of our debt agreements (including our credit facility) or other contracts from purchasing some or all of these non-controlling interests, and CONE Gathering may be prohibited by the terms of its debt agreements or other contracts from selling some or all of such non-controlling interests. If we or CONE Gathering must seek waivers of such provisions or refinance debt governed by such provisions in order to consummate a sale of these non-controlling interests, we or CONE Gathering may be unable to do so in a timely manner or at all.

We do not know when or if all or any portion of such non-controlling interests will be offered to us for purchase, and we can provide no assurance that we will be able to successfully consummate any future acquisition of all or any portion of such non-controlling interests in our operating subsidiaries. Furthermore, if CONE Gathering reduces its ownership interest in us, it may be less willing to sell to us its remaining non-controlling interests in our operating subsidiaries. In addition, except for our rights of first offer, there are no restrictions on CONE Gathering’s ability to transfer its non-controlling interests in our operating subsidiaries to a third party. If we do not acquire all or a significant portion of the non-controlling interests in our operating subsidiaries held by CONE Gathering, our ability to grow our business and increase our cash distributions to our unitholders may be significantly limited.

If third-party pipelines or other midstream facilities interconnected to our gathering systems become partially or fully unavailable, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.

Our assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of third-party pipelines, processing and fractionation plants, compressor stations and other midstream facilities is not within our control. These third-party pipelines, processing and fractionation plants, compressor stations and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, force majeure events, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. If any such increase in costs occurs or if any of these pipelines or other midstream facilities becomes unable to receive or transport natural gas, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.

To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.

In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of growth capital expenditures associated with our 75%, 5% and 5% controlling interests in our Anchor Systems, Growth Systems and Additional Systems, respectively, or to purchase or construct new midstream systems. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional common units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Also, due to our relationships with our Sponsors, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to the financial condition of our Sponsors or adverse changes in the credit ratings of our Sponsors. Any material limitation on our ability to access capital as a result of such adverse changes to a Sponsor could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes affecting one or both of our Sponsors could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, or could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

Even if we are successful in obtaining the necessary funds to support our growth plan, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then current distribution rate, which could materially decrease our ability to pay distributions at the then prevailing distribution rate. While we have historically received funding from our Sponsors, none of our Sponsors, CONE Gathering, our general partner or any of their respective affiliates is committed to providing any direct or indirect financial support to fund our growth.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow and not solely on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on our profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record a net loss for financial accounting purposes, and conversely, we might fail to make cash distributions during periods when we record net income for financial accounting purposes.

Our construction of new gathering, compression, dehydration, treating or other midstream assets may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition and, as a result, our ability to distribute cash to our unitholders.

The construction of additions or modifications to our existing systems involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all.

Our revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. For instance, if we build a processing facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues until the project is completed. Additionally, we may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize. As a result, new gathering, compression, dehydration, treating or other midstream assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

The construction of additions to our existing assets may require us to obtain new rights-of-way prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new natural gas supplies to our existing gathering pipelines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

Certain plant or animal species are or could be designated as endangered or threatened, which could have a material impact on our and our Sponsors’ operations.

The federal Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. Many states have analogous laws designed to protect endangered or threatened species. Such protections, and the designation of previously unidentified endangered or threatened species under such laws, may affect our and our Sponsors’ operations.

Our exposure to commodity price risk may change over time and we cannot guarantee the terms of any agreements for our midstream services with third parties or with our Sponsors.

We currently generate all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. However, the producers that are customers of our midstream services are exposed to commodity price risk, and extended reduction in commodity prices could adversely reduce the production volumes available for our midstream services in the future below expected levels. Although we intend to enter into fee-based gathering agreements with existing or new customers in the future, our efforts to negotiate such terms may not be successful.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

Our $250.0 million revolving credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.00 to 1.00 and (B) during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.50 to 1.00. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.00 to 1.00. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet any such ratios and tests.

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” under Item 7 of Part I of this annual report.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of such assets, which may cause our revenues to decline and our operating expenses to increase.

Our gathering and transportation operations are exempt from regulation by the FERC, under the NGA, and the ICA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA, and the ICA only governs liquids transportation service in interstate commerce. Although the FERC has not made any formal determinations with respect to any of our facilities we consider to be gathering facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC or NGA jurisdiction. We believe that the condensate pipelines in our gathering systems meet the traditional tests FERC has used to determine that a condensate pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC the courts, or Congress. If the FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA or under the ICA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA and/or the Natural Gas Policy Act of 1978, or NGPA, or ICA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows.

Other FERC regulations may indirectly impact our businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, may indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1,000,000 per day for each violation. Violations of the NGA or the NGPA could also result in administrative and criminal remedies and the disgorgement of any profits associated with the violation.

State regulation of natural gas gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation. Other state regulations may not directly apply to our business, but may nonetheless affect the availability of natural gas for purchase, compression and sale.

For more information regarding federal and state regulation of our operations, please read “Business — Regulation of Operations” under Item 1 of Part I of this annual report.

We may incur significant costs and liabilities as a result of pipeline and related facility integrity management program testing and any related pipeline repair or preventative or remedial measures.

The United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration, or PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines and related facilities located where a leak or rupture could do the most harm, i.e., in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline and related facility integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or the 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Effective October 25, 2013, PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines. PHMSA has also published advanced notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to extend the integrity management program requirements to additional types of facilities, such as gathering pipelines and related facilities. Additionally, in 2012, PHMSA issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure, which could result in additional requirements for the pressure testing of pipelines or the reduction of maximum operating pressures to verifiable pressures. The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Business — Regulation of Operations — Pipeline Safety Regulation” under Item 1 of Part I of this annual report.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGL and crude oil production by our customers, which could reduce the throughput on our gathering and other midstream systems, which could adversely impact our revenues.

We do not conduct hydraulic fracturing operations, but substantially all of our Sponsors’ natural gas production on our dedicated acreage is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. All of the natural gas, NGL and crude oil production from our Sponsors’ upstream joint venture is being developed from an unconventional source, the Marcellus Shale formation. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. However, the EPA, has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including, the issuance of new regulations requiring green completions for hydraulically fractured wells, emission requirements for certain midstream equipment, and an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances and Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, various studies are currently underway by the EPA and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of natural gas and liquids that move through our gathering systems, which in turn could materially adversely affect operations.

We, our Sponsors or any third-party customers may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.

As an owner and operator of gathering and compressing systems, we are subject to various stringent federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment and worker health and safety. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations. Failure to comply with these laws, regulations and permits may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. There is no assurance that changes in or additions to public policy regarding the protection of the environment and worker health and safety will not have a significant impact on our operations and profitability.

Our operations also pose risks of environmental liability due to leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting profitability. Please read “Business — Regulation of Environmental and Occupational Safety and Health Matters” under Item 1 of Part I of this annual report.

Climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the natural gas that we gather while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that emit GHGs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore oil and gas production sources in the U.S. on an annual basis. We are monitoring and file annual required reports for the GHG emissions from our operations in accordance with the GHG emissions reporting rule.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products.

The current Administration announced its Climate Action Plan in 2013, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas industry. As part of the Climate Action Plan, the Administration announced that it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies in the coming years, and in March 2014, the Administration announced several components of its methane reduction strategy that apply to the oil and gas industry, which include an EPA assessment of methane and other emissions from the oil and gas industry that could lead to additional regulations by the end of 2016; and updated standards from the Bureau of Land Management to reduce venting and flaring from oil and gas production on public lands. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the natural gas we gather. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our Sponsors’ exploration and production operations.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to distribute cash and, accordingly, the market price for our common units.

Our operations are subject to all of the hazards inherent in the gathering and compression of natural gas, including:

•
damage to pipelines, compressor stations, pump stations, related equipment and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism and acts of third parties;

•	leaks of natural gas or condensate or losses of natural gas or condensate as a result of the malfunction of, or other disruptions associated with, equipment or facilities;

•	fires, ruptures, landslides, mine subsidence and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.

We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

We may not own in fee the land on which our pipelines and facilities are located, which could result in disruptions to our operations.

We own in fee approximately 23% of the land on which our midstream systems have been constructed, with the remainder held by surface use agreement, rights-of-way or other easement rights. We are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way or otherwise, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

A shortage of equipment and skilled labor in the Appalachian Basin could reduce equipment availability and labor productivity and increase labor and equipment costs, which could have a material adverse effect on our business and results of operations.

Our gathering and other midstream services require special equipment and laborers who are skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. If we experience shortages of necessary equipment or skilled labor in the future, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase or if we experience materially increased health and benefit costs for employees, our business and results of operations could be materially and adversely affected.

The loss of key personnel could adversely affect our ability to operate.

We depend on the services of a relatively small group of our general partner’s senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our general partner’s senior management or technical personnel, including John Lewis, our Chief Executive Officer, David Khani, our Chief Financial Officer, Joseph Fink, our Chief Operating Officer, Kristopher Hagedorn, our Chief Accounting Officer, and Kirk Moore, our General Counsel and Secretary, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

We do not have any officers or employees and rely on officers of our general partner and employees of CONSOL.

We are managed and operated by the board of directors and executive officers of our general partner. Our general partner has no employees and relies on the employees of CONSOL to conduct our business and activities.

Both of CONSOL and Noble Energy conducts businesses and activities of its own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to both our general partner and to either CONSOL or Noble Energy. If our general partner and the officers and employees of CONSOL and Noble Energy do not devote sufficient attention to the management and operation of our business and activities, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely effected.

Debt we incur may limit our flexibility to obtain financing and to pursue other business opportunities.

Our level of debt could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including building additional gathering pipelines needed for required connections and building additional compression and treating facilities pursuant to our gathering agreements) or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to effect any of these actions on satisfactory terms or at all.

Increases in interest rates could adversely impact our business, common unit price, our ability to issue equity or incur debt for acquisitions, capital expenditures or other purposes and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Rising interest rates could reduce the amount of cash we generate and materially adversely affect our liquidity and our ability to pay cash distributions. Moreover, the trading price of our units is sensitive to changes in interest rates and could be materially adversely affected by any increase in interest rates. As with other yield-oriented securities, our common unit price will be impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our common unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

Assuming an average debt level of $57.0 million, comprised of funds drawn on our revolving credit facility, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $2.1 million. As a result, our results of operations, cash flows and financial condition and, as a result, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

Terrorist attacks or cyber-attacks could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks or cyber-attacks may significantly affect the energy industry, and economic conditions, including our operations and those of our customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States due to coordinated physical and cyberattacks intended to disable elements of the power grid or deny electricity and energy resources to specific targets, such as government or business centers, military installations or other infrastructure. The increased computerization of control rooms, substations and other equipment and devices used to manage power grids, oil and natural gas plants, refineries and pipelines has increased the risk of cyber-attacks on energy-related infrastructure. At the same time, attempts to infiltrate the energy sector are growing more frequent. During the period from October 2011 through May 2012, the U.S. Department of Homeland Security’s Industrial Control Systems Cyber Emergency Response Team (the “ICS-CERT”) responded to 198 cyber incidents across all critical infrastructure sectors, of which 41% occurred in the energy sector. During the period from October 2012 through May 2013, the ICS-CERT responded to over 200 incidents across all critical infrastructure sectors, of which 53% occurred in the energy sector. Our insurance may not protect us against such occurrences.
Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Risks Inherent in an Investment in Us

Our general partner and its affiliates, including our Sponsors, have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of our Sponsors, and neither CONSOL nor Noble Energy is under any obligation to adopt a business strategy that favors us.

As of December 31, 2014, our Sponsors owned an aggregate 64.2% limited partner interest in us. Our Sponsors, through their ownership of CONE Gathering, also collectively own a 2% general partner interest and own and control our general partner. In addition, CONE Gathering owns 25%, 95% and 95% non-controlling equity interests in our Anchor Systems, Growth Systems and Additional Systems, respectively. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, CONE Gathering, which is owned by our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including our Sponsors, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires our Sponsors to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by our Sponsors to increase or decrease natural gas production on our dedicated acreage, pursue and grow particular markets or undertake acquisition opportunities for themselves. Each of CONSOL’s and Noble Energy’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of CONSOL and Noble Energy, respectively;

•	our Sponsors may be constrained by the terms of their respective debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•
our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties and limits our general partner’s liabilities and the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty under applicable Delaware law;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•
our general partner determines the amount and timing of, among other things, cash expenditures, borrowings and repayments of indebtedness, the issuance of additional partnership interests, the creation, increase or reduction in cash reserves in any quarter and asset purchases and sales, each of which can affect the amount of cash that is available for distribution to unitholders;

•
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

•	our general partner determines which costs incurred by it are reimbursable by us;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period;

•
our partnership agreement permits us to classify up to $50.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the general partner interest or the incentive distribution rights;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our gathering agreements with our Sponsors;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•
our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units and general partner interests to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our common unitholders. This election could result in lower distributions to our common unitholders in certain situations.

Neither our partnership agreement nor our omnibus agreement prohibits our Sponsors or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including our Sponsors and executive officers and directors of our general partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, our Sponsors and other affiliates of our general partner, including CONE Gathering, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from our Sponsors and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership interests in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional partnership interests, including partnership interests ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our common unitholders have no preemptive or other rights (solely as a result of their status as common unitholders) to purchase any such additional partnership interests. The incurrence of additional commercial bank borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Delaware law provides that a Delaware limited partnership may, in its partnership agreement, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to limited partners and the partnership, provided that the partnership agreement may not eliminate the implied contractual covenant of good faith and fair dealing. This implied covenant is a judicial doctrine utilized by Delaware courts in connection with interpreting ambiguities in partnership agreements and other contracts, and does not form the basis of any separate or independent fiduciary duty in addition to the express contractual duties set forth in our partnership agreement. Under the implied contractual covenant of good faith and fair dealing, a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action.

As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our common units and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•
provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was in the best interests of our partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;

•
provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
provides that our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Cost reimbursements, which will be determined in our general partner’s sole discretion, and fees due our general partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to you.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and operational services agreement, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we are required to reimburse our Sponsors for the provision of certain administrative support services to us. Under our operational services agreement, we are required to reimburse CONSOL for the provision of certain maintenance, operating, administrative and construction services in support of our operations. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The costs and expenses for which we will reimburse our general partner and its affiliates may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they will have limited ability to remove our general partner.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders have no “say-on-pay” advisory voting rights. Unitholders have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by its sole member, CONE Gathering, which is owned by our Sponsors. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which our common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our general partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. As of December 31, 2014, our Sponsors collectively owned approximately 65.5% of our total outstanding common units and subordinated units on an aggregate basis. As a result, our public unitholders have limited ability to remove our general partner.

Furthermore, unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of CONE Gathering to transfer its membership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices.

The incentive distribution rights held by our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights.

We may issue an unlimited number of additional partnership interests without unitholder approval, which would dilute unitholder interests.

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders, and our unitholders have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash we have available to distribute on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person who is not an affiliate of our Sponsors:

•	management of our business may no longer reside solely with our current general partner; and

•
affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us except with respect to rights of first offer contained in our omnibus agreement.

Our Sponsors may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of December 31, 2014, our Sponsors collectively hold 9,038,121 common units and 29,163,121 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period. Additionally, our partnership agreement provides our Sponsors with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the market for and price of our common units.

Our general partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash we have available to distribute to unitholders.

Affiliates of our general partner, including CONSOL, Noble Energy and CONE Gathering, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us except with respect to rights of first offer contained in our omnibus agreement.

Neither our partnership agreement nor our omnibus agreement prohibit our Sponsors or any other affiliates of our general partner, including CONE Gathering, from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including our Sponsors and executive officers and directors of our general partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, our Sponsors and other affiliates of our general partner, including CONE Gathering, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from our Sponsors and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2014, our Sponsors collectively owned approximately 31.0% of our common units. At the end of the subordination period (which could occur as early as within the quarter ending September 30, 2015), assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our Sponsors will own approximately 65.5% of our outstanding common units.

Our general partner intends to limit its liability regarding our contractual and other obligations.

Our general partner intends to limit its liability under contractual arrangements and other obligations between us and third parties so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets (or against any affiliate of our general partner or its assets). Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Unitholders may have to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units and general partner interests to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of our conflicts committee or our common unitholders. This election could result in lower distributions to our common unitholders in certain situations.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48%, in addition to distributions paid on its 2% general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and a general partner interest. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in such two quarters. Our general partner will also be issued an additional general partner interest necessary to maintain our general partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units and general partner interests in connection with resetting the target distribution levels. Additionally, our general partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled.

Units held by persons who our general partner determines are not “eligible holders” at the time of any requested certification in the future may be subject to redemption.

As a result of certain laws and regulations to which we are or may in the future become subject, we may require owners of our common units to certify that they are both U.S. citizens and subject to U.S. federal income taxation on our income. Units held by persons who our general partner determines are not “eligible holders” at the time of any requested certification in the future may be subject to redemption. “Eligible holders” are limited partners whose (or whose owners’) (i) U.S. federal income tax status or lack of proof of U.S. federal income tax status does not have and is not reasonably likely to have, as determined by our general partner, a material adverse effect on the rates that can be charged to customers by us or our subsidiaries with respect to assets that are subject to regulation by the Federal Energy Regulatory Commission or similar regulatory body and (ii) nationality, citizenship or other related status does not create and is not reasonably likely to create, as determined by our general partner, a substantial risk of cancellation or forfeiture of any property in which we have an interest. The aggregate redemption price for redeemable interests will be an amount equal to the current market price (the date of determination of which will be the date fixed for redemption) of limited partner interests of the class to be so redeemed multiplied by the number of limited partner interests of each such class included among the redeemable interests. For these purposes, the “current market price” means, as of any date for any class of limited partner interests, the average of the daily closing prices per limited partner interest of such class for the 20 consecutive trading days immediately prior to such date. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner. The units held by any person the general partner determines is not an eligible holder will not be entitled to voting rights.

Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which limits our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful action.

Our partnership agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) shall be the exclusive forum for any claims, suits, actions or proceedings (i) arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among our partners, or obligations or liabilities of our partners to us, or the rights or powers of, or restrictions on, our partners or us), (ii) brought in a derivative manner on our behalf, (iii) asserting a claim of breach of a duty owed by any of our, or our general partner’s, directors, officers, or other employees, or owed by our general partner, to us or our partners, (iv) asserting a claim against us arising pursuant to any provision of the Delaware Act or (v) asserting a claim against us governed by the internal affairs doctrine.

If any person brings any of the aforementioned claims, suits, actions or proceedings and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. In addition, our partnership agreement provides that each limited partner irrevocably waives the right to trial by jury in any such claim, suit, action or proceeding. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such claims, suits, actions or proceedings. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers.

The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NYSE under the symbol “CNNX.” Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

Our partnership is organized under Delaware law. Assuming that a limited partner does not participate in the control of our business within the meaning of the Delaware Act and that it otherwise acts in conformity with the provisions of our partnership agreement, its liability under the Delaware Act will be limited, subject to possible exceptions, to the amount of capital it is obligated to contribute to us for its common units plus its share of any undistributed profits and assets. If it were determined, however, that the right, or exercise of the right of, by the limited partners as a group to:

•	remove or replace our general partner for cause;

•	approve some amendments to our partnership agreement; or

•	take other action under our partnership agreement;

constituted “participation in the control” of our business for the purposes of the Delaware Act, then the limited partners could be held personally liable for our obligations under the laws of Delaware, to the same extent as our general partner. This liability would extend to persons who transact business with us who reasonably believe that a limited partner is a general partner. Neither our partnership agreement nor the Delaware Act specifically provides for legal recourse against our general partner if a limited partner were to lose limited liability through any fault of our general partner. While this does not mean that a limited partner could not seek legal recourse, we know of no precedent for this type of a claim in Delaware case law.

Our operating subsidiaries conduct business in Pennsylvania and West Virginia. We may have subsidiaries that conduct business in other states in the future. Maintenance of our limited liability as a partner or member of our subsidiaries may require compliance with legal requirements in the jurisdictions in which such subsidiaries conduct business, including qualifying such entities to do business there. Limitations on the liability of members or limited partners for the obligations of a limited liability company or limited partnership, respectively, have not been clearly established in many jurisdictions. If, by virtue of our ownership interests in our operating subsidiaries or otherwise, it were determined that we were conducting business in any state without compliance with the applicable limited partnership or limited liability company statute, or that the right or exercise of the right by the limited partners as a group to remove or replace our general partner for cause, to approve some amendments to our partnership agreement, or to take other action under our partnership agreement constituted “participation in the control” of our business for purposes of the statutes of any relevant jurisdiction, then the limited partners could be held personally liable for our obligations under the law of that jurisdiction to the same extent as our general partner under the circumstances.

If we are deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.

Our initial assets consist of direct and indirect ownership interests in our operating subsidiaries. If a sufficient amount of our assets, such as our ownership interests in these subsidiaries or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940 (the “Investment Company Act”), we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes in which case we would be treated as a corporation for federal income tax purposes. As a result, we would pay federal income tax on our taxable income at the corporate tax rate, distributions to you would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Moreover, registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase of additional interests in our midstream systems from our Sponsors, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

We incur increased costs as a result of being a publicly-traded partnership.

We had no history operating as a publicly traded partnership prior to our initial public offering. As a publicly traded partnership, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and related rules subsequently implemented by the SEC and the NYSE have required changes in the corporate governance practices of publicly traded companies. These rules and regulations will increase our legal and financial compliance costs and make activities more time-consuming and costly. In addition, we incur additional costs associated with our publicly traded partnership reporting requirements, and our general partner maintains director and officer liability insurance. The amount of cash we have available for distribution to our unitholders will be reduced by the costs associated with being a publicly traded partnership.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to you. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception upon which we rely for our treatment as a partnership for federal income tax purposes. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

Our unitholders’ share of our income will be taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

Because a unitholder will be treated as a partner to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of your common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We will prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department and the IRS have issued proposed regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.

We have adopted certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Pennsylvania and West Virginia. Both Pennsylvania and West Virginia currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

For a description of the Partnership's properties, see Item 1. “Business”, which is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS
Refer to Item 8. “Financial Statements and Supplementary Data - Note 10 - Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 4.	MINE SAFETY AND DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Partnership’s common units have been listed on the New York Stock Exchange (NYSE) under the symbol “CNNX” since September 25, 2014. Prior to that, the Partnership’s equity securities were not listed on any exchange or traded on any public trading market. The following table sets forth the range of high and low sales prices per common unit as reported on the New York Stock Exchange and the cash distributions declared on the common units from the closing of the IPO through December 31, 2014:

	High	Low	Distributions
Twelve Months Ended December 31, 2014
Three Months Ended September 30, 2014 (a)	$34.40	$28.10	$—
Three Months Ended December 31, 2014	$31.05	$23.16	$—
(a) Since September 25, 2014, the commencement date of trading.

Transfer Agent and Registrar The transfer agent and registrar for our common limited partnership units is Wells Fargo Bank N.A. Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075-1139.

Unitholders Profile Pursuant to the records of the transfer agent, as of January 20, 2015, the number of holders of our common units was approximately 3,770. A cash distribution of $0.2148 per common unit was declared on January 22, 2015 and paid on February 13, 2015.

Equity Compensation Plan Information Please read “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans.”

Market Repurchases

The Partnership did not repurchase any of its common units during 2014.

Distributions of Available Cash

General

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2014, we distribute all of our available cash to unitholders of record on the applicable record date.

Definition of Available Cash

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:

◦	provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions and anticipated future debt service requirements);

◦
comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which we or any of our subsidiaries is a party or by which we or such subsidiary is bound or we or such subsidiary’s assets are subject; or

◦
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions pursuant to this bullet point if the effect of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•
plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

The purpose and effect of the last bullet point above is to allow our general partner, if it so decides, to use cash from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings incurred under a credit facility, commercial paper facility or similar financing arrangement that are used solely for working capital purposes or to pay distributions to our partners and with the intent of the borrower to repay such borrowings within twelve months with funds other than from additional working capital borrowings.

Intent to Distribute the Minimum Quarterly Distribution

Under the Partnership's current cash distribution policy, the Partnership intends to make a minimum quarterly distribution to the holders of common units and subordinated units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent the Partnership has sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that the Partnership will pay the minimum quarterly distribution on those units in any quarter. The amount of distributions paid under the Partnership's cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of the partnership agreement. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

General Partner Interest and Incentive Distribution Rights

Initially, our general partner will be entitled to 2% of all quarterly distributions from inception that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% general partner interest in these distributions will be reduced if we issue additional limited partner interests in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48%, of the available cash we distribute from operating surplus (as defined below) in excess of $0.24438 per unit per quarter. The maximum distribution of 48% does not include any distributions that our general partner or its affiliates may receive on common units, subordinated units or the general partner interest that they own.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data of our Predecessor and selected financial data of CONE Midstream Partners LP for the periods indicated. The following selected historical financial data of our Predecessor consists of all of the assets and operations of our Predecessor on a 100% basis. In connection with the closing of the Partnership's IPO on September 30, 2014, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. However, as required by GAAP, we continue to consolidate 100% of the assets and operations of our operating subsidiaries in our financial statements.

The selected historical financial data of our Predecessor as of and for the years ended December 31, 2013 and 2012 are derived from the audited financial statements of our Predecessor. The following table should be read together with, and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in this Form 10-K. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the Years Ended December 31,
	2014	2013	2012
CONSOLIDATED STATEMENTS OF OPERATIONS:	(in thousands, except per share amounts)
Total Gathering Revenue — Related Party	$130,087	$65,626	$42,597
Net Income	$64,827	$28,124	$19,944
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$15,378	$28,124	$19,944

Net Income per Limited Partner Unit (basic and diluted):
Common Units	$0.26	N/A	N/A
Subordinated Units	$0.26	N/A	N/A

	As of and for the Years Ended December 31,
	2014	2013
CONSOLIDATED BALANCE SHEETS:	(in thousands)
Property and Equipment, Net	$622,746	$388,116
Total Assets	$686,804	$409,264
Total Partners' Capital and Parent Net Investment	$582,763	$368,074

	As of and for the Years Ended December 31,
	2014	2013	2012
CASH FLOW STATEMENT DATA:	(in thousands, except per share amounts)
Net Cash Provided by Operating Activities	$84,694	$34,514	$25,607
Net Cash Used in Investing Activities	$(269,601)	$(130,924)	$(121,173)
Net Cash Provided by Financing Activities	$182,183	$95,000	$81,800
OTHER DATA:
Capital Expenditures	$(269,686)	$(130,924)	$(121,173)
EBITDA	$72,181	$33,949	$23,382
EBITDA attributable to CONE Midstream Partners LP	$63,460	$33,949	$23,382

Refer to Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations for our historical distributable cash flow reconciliations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Initial Public Offering
On September 30, 2014, the Partnership closed its initial public offering (“IPO”) of common units representing limited partner interests. References in this report to the “Company,” “our Partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering LLC (“CONE Gathering”), our predecessor for accounting purposes. References in this report to the “Company,” “our Partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
Ownership of Our Assets
Our Predecessor’s historical results of operations include all of the results of operations of CONE Gathering on a 100% basis, which includes 100% of the results of our Anchor Systems, Growth Systems and Additional Systems, as well as 100% of the results of certain ancillary midstream assets that CONE Gathering owns. In connection with the completion of the IPO, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. Consequently, our results of operations after the completion of the IPO reflect less than 100% of the results of our Anchor Systems, Growth Systems and Additional Systems and do not include any results of certain ancillary midstream assets that CONE Gathering owns. Although we only own 5% of the Growth and Additional Systems, we consolidate them fully with our results. Therefore items of revenues, expense and other income statement items in MD&A will reflect the impact of, and changes related to, these Systems of which we own a small ownership percentage today. Our net income reflects our net ownership position of the earnings results of our Anchor Systems, Growth Systems and Additional Systems.
Strategy
We are a master limited partnership formed in May 2014 by CONSOL and Noble Energy, whom we refer to collectively as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
We generate all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements also include substantial acreage dedications currently totaling approximately 516,000 net acres in the Marcellus Shale.
2014 Results
In pursuit of our strategy, we continued to build out our network of pipeline and gathering facilities. For the twelve months ended December 31, 2014, we added approximately 64 miles of pipeline and opened 4 facilities. As a result, we nearly doubled our average daily throughput to 695 Bcfe/d for 2014 versus 352 Bcfe/d for 2013 driven in large part by a 255 Bcfe/d increase in our Anchor Systems development company and a 49 Bcfe/d in our Growth Systems development company. We also continued to move forward development of our acreage within our Additional Systems development company by opening the Oxford, Shirley, Pennsboro and Moundsville areas to new sales during the year, which resulted in average annual sales volume of 32 Bcfe/d.
Our 2014 financial results included (unless otherwise indicated, the measures discussed below reflect the unallocated total activity of the three development companies jointly owned by the Partnership and CONE Gathering):

•	net income of $64.8 million for 2014, as compared to $28.1 million in 2013;

•	net income attributable to limited partnership ownership interest of $15.1 million for 2014, as compared to none in 2013 as the limited partnership had not yet been formed;

•	operating expense of $51.4 million or 40% of revenue for 2014, as compared to $29.8 million or 45% of revenue for 2013;

•	general and administrative expense of $6.6 million or 5% of revenue for 2014, as compared to $1.8 million or 3% of revenue for 2013;

•	basic and diluted earnings per limited partnership unit of $0.26 for 2014;

•	cash flows provided by operating activities of $84.7 million for 2014, as compared to $34.5 million for 2013;

•	capital expenditures, on a cash basis of $269.7 million for 2014, as compared to $130.9 million for 2013.

2014 Results Attributable to the Partnership
In pursuit of our strategy, we continued to build out our network of pipeline and gathering facilities. For the twelve months ended December 31, 2014, we added approximately 64 miles of pipeline and opened 4 facilities. As a result, we nearly doubled our average daily throughput to 452 Bcfe/d for 2014 versus 257 Bcfe/d for 2013 driven in large part by a 191 Bcfe/d increase in our Anchor Systems development company and a three Bcfe/d in our Growth Systems development company. We also continued to move forward development of our acreage within our Additional Systems development company by opening the Oxford, Shirley, Pennsboro and Moundsville areas to new sales during the year, which resulted in average annual sales volume of one Bcfe/d.
See Note 12 - Segment Information in the notes the audited consolidated financial statements in Item 8 of this Form 10-K for additional financial information presented by the three development companies.
Outlook
The Partnership has little direct exposure to commodity price risk. However, our Sponsors that are customers of our midstream services are exposed to commodity price risk.

Global energy commodity prices have declined significantly since our IPO. Crude oil prices have declined as a result of several factors, including increased worldwide crude oil supplies, a stronger U.S. dollar, and strong competition among oil producing countries for market share. Specifically, West Texas Intermediate crude oil has traded for less than $50 per barrel for most of January 2015 as compared to prices at the time of our IPO of over $90 per barrel. US Natural gas prices have also declined on continued strong supply growth versus new demand and despite record cold winter weather in key natural gas consuming regions. Specifically, Henry Hub natural gas has traded for less than $3.00 per MMBtu in January 2015 compared to prices at the time of our IPO of $3.92 per MMBtu.

Recent well performance on our dedicated acreage has improved versus historic levels and throughput volumes since our IPO have been strong. We believe that current strong well performance is a positive indicator with respect to future production in our dedicated acreage. However, a prolonged continuance of depressed commodity prices could result in decreased throughput volumes as a result of decreased drilling activity by our Sponsors.

We remain confident that we will deliver distribution growth to our investors.  We intend to manage our costs and continue to generate distributable cash flows through depressed commodity cycles. The co-ownership structure of our operating subsidiaries is designed to reduce up front capital expenditure burdens on us while also facilitating future drop downs of additional interests in our Anchor, Growth and Additional Systems. Although we expect that our Sponsors will present to us drop down opportunities in the future, we do not know when or if such opportunities may be presented. Please read 1A. “Risk Factors - We may be unable to grow by acquiring non-controlling interests in our operating subsidiaries owned by CONE Gathering, which could limit our ability to increase our distributable cash flow.”

In 2015, we will focus on growing distributable cash flows from our existing assets. We anticipate capital expenditures of between $95.0 and $115.0 million in 2015 attributable to the MLP.  This consists of between $84.0 million and $101.0 million for the Anchor System, between $4.0 million and $5.0 million for the Growth System and between $7.0 million and $9.0 million for the Additional System.  Our Sponsors will be responsible for making capital contributions representing their 25%, 95% and 95% ownership interests in the Anchor, Growth and Additional Systems, respectively. The Board of Directors may approve additional growth capital during the year at their discretion.
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

In order to meet our contractual obligations under our gathering agreements with our Sponsors in respect of new wells drilled on our dedicated acreage, we will be required to incur capital expenditures to extend our gathering systems and facilities to the new wells they drill. Our Sponsors will be responsible for their proportionate share of the total capital expenditures associated with the ongoing build-out of our midstream systems representing their 25%, 95% and 95% ownership interests in the Anchor, Growth and Additional Systems, respectively.
We have secured significant acreage dedications from our Sponsors. Our Sponsors have dedicated to us approximately 516,000 net acres of their jointly owned Marcellus Shale acreage for an initial term of 20 years. In addition to our existing dedicated acreage, our gathering agreements provide that any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “dedication area” covering over 7,700 square miles in West Virginia and Pennsylvania will be automatically dedicated to us. We also have the right of first offer (“ROFO”) to provide midstream services to our Sponsors on our ROFO acreage, which currently includes approximately 186,000 net acres of our Sponsors’ jointly owned Marcellus Shale acreage and any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “ROFO area” covering over 18,300 square miles in West Virginia and Pennsylvania.
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
EBITDA & Distributable Cash Flow
EBITDA and distributable cash flow are non-GAAP measures that we believe provide information useful to investors in assessing our financial condition and results of operations. For a discussion on how we define EBITDA and distributable cash flow and the supporting reconciliations to their most directly comparable GAAP financial measures, please read “Non-GAAP Financial Measures” under Part II, Item 7 of this annual report.

Operating Expense; General and Administrative Expense
Operating Expense
We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Electrical compression, direct labor costs, ad valorem and property taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operations and maintenance expense. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our operating expenditures on our midstream systems by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.
General and Administrative Expense
Since the completion of the IPO, we incur charges for a combination of direct and allocated charges for general and administrative services. Our Predecessor’s general and administrative expense included direct charges for the management and operation of our assets by CONSOL for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services.

Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our Predecessor’s historical results of operations for the reasons described below:
Ownership of Our Assets
Our Predecessor’s historical results of operations include all of the results of operations of CONE Gathering on a 100% basis, which includes 100% of the results of our Anchor Systems, Growth Systems and Additional Systems, as well as 100% of the results of certain ancillary midstream assets that CONE Gathering owns. In connection with the completion of the IPO, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. Consequently, our results of operations after the completion of the IPO reflect less than 100% of the results of our Anchor Systems, Growth Systems and Additional Systems and do not include any results of certain ancillary midstream assets that CONE Gathering owns.
Revenues
Our Predecessor’s results of operations reflect gathering revenues based on the same fixed fee per unit of throughput of natural gas it gathered, regardless of the liquids-content of the natural gas, as well as reimbursements for electrically-powered compression costs. Under our gathering agreements with our Sponsors, we receive separate fixed fees for wet gas and dry gas that we gather. In addition, our Predecessor’s results of operations reflect the remittance of a net condensate price to our Sponsors for the condensate gathering and handling services provided by our Predecessor. Under our gathering agreements with our Sponsors, we receive a fixed fee per unit of throughput for condensate gathering and handling services at the applicable receipt points.
General and Administrative Expenses
Since the completion of the IPO, we incur charges for a combination of direct and allocated charges for general and administrative services. Our Predecessor’s general and administrative expense included direct charges for the management and operation of our assets by CONSOL for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services.
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
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. At December 31, 2014, we had an outstanding balance of $31.3 million and available borrowing capacity of $218.7 million under our $250 million revolving credit facility.
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
Our Sponsors’ Drilling and Development Plan
Our operations are primarily dependent upon our Sponsors’ natural gas production on our dedicated acreage in the Marcellus Shale. Our Sponsors’ have established a drilling and development program on their upstream acreage, including on our dedicated acreage. Our Sponsors primarily rely on us to deliver the midstream infrastructure necessary to accommodate their continuing production growth in the Marcellus Shale. However, our Sponsors’ JDA contains certain mechanisms that may cause their production on our dedicated acreage to be less than we anticipate.
According to U.S. Energy Information Administration's (“EIA”) annual report, natural gas production from the Marcellus Shale is anticipated to grow from 1.9 Tcf in 2012 to a peak production volume of 5.0 Tcf per year from 2022 through 2025. Although we anticipate our Sponsors’ continued high levels of exploration and production activities in our areas of operation in the Marcellus Shale, we have no control over this activity. Fluctuations in natural gas prices could affect production rates over time and levels of investment by our Sponsors and third parties in exploration for and development of new natural gas reserves. Persistent low commodity prices may cause our Sponsors or potential third-party customers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If our Sponsors delay drilling or temporarily shut in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our gathering agreements with our Sponsors do not contain minimum volume commitments.
Rising Operating Costs and Inflation
The current level of exploration, development and production activities in the Marcellus Shale has resulted in increased competition for personnel and equipment. This has caused increases in the prices we pay for labor, supplies and property, plant and equipment, and such increases may continue in the future. An increase in the general level of prices in the economy could have a similar effect. We will attempt to recover increased costs from our customers, but there may be a delay in doing so or we may be unable to recover all of these costs. To the extent we are unable to procure necessary supplies or recover higher costs, our operating results will be negatively impacted.
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

Results of Operations
Twelve Months Ended December 31, 2014 Compared to the Twelve Months Ended December 31, 2013

	For the Years Ended December 31
(in thousands)	2014	2013	Change	Percent Change
Revenue
Gathering Revenue — Related Party	$130,087	$65,626	$64,461	98.2%
Other Income	85	—	85	100.0%
Total Revenue	130,172	65,626	64,546	98.4%
Expenses
Operating Expense — Third Party	27,371	13,175	14,196	107.7%
Operating Expense — Related Party	24,072	16,669	7,403	44.4%
General and Administrative Expense — Third Party	1,846	219	1,627	742.9%
General and Administrative Expense — Related Party	4,726	1,614	3,112	192.8%
Depreciation Expense	7,330	5,825	1,505	25.8%
Total Expense	65,345	37,502	27,843	74.2%
Net Income	$64,827	$28,124	$36,703	130.5%
Less: Net Income Attributable to Noncontrolling Interest	7,858	—	7,858	100.0%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$56,969	$28,124	$28,845	102.6%

Operating Statistics - Gathered Volumes for the Twelve Months Ended December 31, 2014

(Bcfe per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	357	57	4	5	423
Wet Gas	234	—	28	4	266
Condensate	6	—	—	—	6
Total Gathered Volumes	597	57	32	9	695

Operating Statistics - Gathered Volumes for the Twelve Months Ended December 31, 2013

(Bcfe per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	252	8	—	2	262
Wet Gas	89	—	—	—	89
Condensate	1	—	—	—	1
Total Gathered Volumes	342	8	—	2	352

Operating Statistics (Net) - Gathered Volumes for the Twelve Months Ended December 31, 2014

(Bcfe per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	267	3	—	—	270
Wet Gas	176	—	1	—	177
Condensate	5	—	—	—	5
Total Gathered Volumes	448	3	1	—	452

Operating Statistics (Net) - Gathered Volumes for the Twelve Months Ended December 31, 2013

(Bcfe per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	189	—	—	—	189
Wet Gas	67	—	—	—	67
Condensate	1	—	—	—	1
Total Gathered Volumes	257	—	—	—	257

Revenue    Gathering revenue — related party was approximately $130.1 million for the twelve months ended December 31, 2014 compared to approximately $65.6 million for the twelve months ended December 31, 2013. The approximate $64.5 million increase was primarily due to a 125.2 Bcfe increase in throughput volumes. The increase in throughput volumes was due to a 58.8 Bcfe increase in natural gas volumes in our Sponsors’ dry gas production areas and 66.4 Bcfe increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas, which is primarily contained within our Anchor Systems. Of the dry gas change, 38.3 Bcfe was related to the Anchor Systems and 19.4 Bcfe was related to the Growth Systems and Additional Systems. Of the wet gas and condensate change, 54.7 Bcfe was related to our Anchor Systems and 10.2 Bcfe was related to our Additional Systems. The remaining volumes were related to assets retained by our Predecessor. Our revenue increases with increases in our Sponsors’ production on our dedicated acreage. Gathering revenue included a power reimbursement of $12.3 million and $6.7 million for the years ended December 31, 2014 and 2013, respectively.
Operating Expense    Operating expense is comprised of items directly related to cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, repairs and maintenance, supplies, treating and contract services. Total operating expense was approximately $51.4 million for the twelve months ended December 31, 2014 compared to approximately $29.8 million for the twelve months ended December 31, 2013. Included in operating expense was $12.3 million of electrically-powered compression for the twelve months ended December 31, 2014 and $6.7 million for the twelve months ended December 31, 2013. The approximate $21.6 million increase in operating expense was primarily due to the increase in contract services and electrically-powered compression related to the increase in volumes transported.
General and Administrative Expense    General and administrative expense is comprised of direct charges for the management and operation of our assets by CONSOL. Total general and administrative expense was approximately $6.6 million for the twelve months ended December 31, 2014 compared to approximately $1.8 million for the twelve months ended December 31, 2013. The $4.8 million increase is primarily due to additional time spent by CONSOL employees operating and maintaining our midstream systems and increased costs associated with being a publicly traded partnership.
Depreciation     Depreciation is recognized on gathering and other equipment that is reflected on straight-line basis with the useful lives ranging from 25-40 years. Total depreciation expense was approximately $7.3 million for the twelve months ended December 31, 2014 compared to approximately $5.8 million for the twelve months ended December 31, 2013. The increase of $1.5 million was primarily related to an increase in assets placed into service.

Twelve Months Ended December 31, 2013 Compared to the Twelve Months Ended December 31, 2012

	For the Years Ended December 31
(in thousands)	2013	2012	Change	Percent Change
Revenue
Gathering Revenue — Related Party	$65,626	$42,597	$23,029	54.1%
Total Revenue	65,626	42,597	23,029	54.1%
Expenses
Operating Expense — Third Party	13,175	8,806	4,369	49.6%
Operating Expense — Related Party	16,669	8,977	7,692	85.7%
General and Administrative Expense — Third Party	219	363	(144)	(39.7)%
General and Administrative Expense — Related Party	1,614	1,069	545	51.0%
Depreciation Expense	5,825	3,438	2,387	69.4%
Total Expense	37,502	22,653	14,849	65.5%
Net Income	28,124	19,944	8,180	41.0%
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$28,124	$19,944	$8,180	41.0%

Operating Statistics - Gathered Volumes for the Twelve Months Ended December 31, 2013

(Bcfe per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	252	8	—	2	262
Wet Gas	89	—	—	—	89
Condensate	1	—	—	—	1
Total Gathered Volumes	342	8	—	2	352

Operating Statistics - Gathered Volumes for the Twelve Months Ended December 31, 2012

(Bcfe per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	199	7	—	—	206
Wet Gas	12	—	—	—	12
Condensate	—	—	—	—	—
Total Gathered Volumes	211	7	—	—	218

Operating Statistics (Net) - Gathered Volumes for the Twelve Months Ended December 31, 2013

(Bcfe per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	189	—	—	—	189
Wet Gas	67	—	—	—	67
Condensate	1	—	—	—	1
Total Gathered Volumes	257	—	—	—	257

Operating Statistics (Net) - Gathered Volumes for the Twelve Months Ended December 31, 2012

(Bcfe per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	149	—	—	—	149
Wet Gas	9	—	—	—	9
Condensate	—	—	—	—	—
Total Gathered Volumes	158	—	—	—	158
Revenue    Gathering revenue — related party was approximately $65.6 million for the twelve months ended December 31, 2013 compared to approximately $42.6 million for the twelve months ended December 31, 2012. The approximate $23.0 million increase was primarily due to a 48.9 Bcfe increase in throughput volumes. The increase in throughput volumes was due to a 20.4 Bcfe increase in natural gas volumes in our Sponsors’ dry gas production areas and 28.5 Bcfe increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas, which is primarily contained within our Anchor Systems. Of the dry gas change, 19.3 Bcfe was related to the Anchor Systems and 1.1 Bcfe was related to the Growth Systems and Additional. Of the wet gas and condensate change, 28.5 Bcfe was related to our Anchor Systems. The remaining volumes were related to assets retained by our Predecessor. Our revenue increases with increases in our Sponsors’ production on our dedicated acreage. Gathering revenue included a power reimbursement of $6.7 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively.
Operating Expense    Operating expense is comprised of items directly related to cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, repairs and maintenance, supplies, treating and contract services. Total operating expense was approximately $29.8 million for the twelve months ended December 31, 2013 compared to approximately $17.8 million for the twelve months ended December 31, 2012. Included in operating expense was $6.7 million of electrically-powered compression for the twelve months ended December 31, 2013 and $5.1 million for the twelve months ended December 31, 2012. The approximate $12.0 million increase in operating expense was primarily due to the increase in contract services and electrically-powered compression related to the increase in volumes transported.
General and Administrative Expense    General and administrative expense is comprised of direct charges for the management and operation of our assets by CONSOL. Total general and administrative expense was approximately $1.8 million for the twelve months ended December 31, 2013 compared to approximately $1.4 million for the twelve months ended December 31, 2012. The $0.4 million increase is primarily due to additional time spent by employees operating and maintaining our midstream systems.
Depreciation     Depreciation is recognized on gathering and other equipment that is reflected on straight-line basis with the useful lives ranging from 25-40 years. Total depreciation expense was approximately $5.8 million for the twelve months ended December 31, 2013 compared to approximately $3.4 million for the twelve months ended December 31, 2012. The increase of $2.4 million was primarily related to an increase in assets placed into service.
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
Distributable Cash Flow
We define distributable cash flow as EBITDA less net cash interest paid and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances.
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
The following table presents reconciliations of EBITDA and distributable cash flow to net income and net cash provided by (used in) operating activities, their most directly comparable GAAP financial measures, on a historical basis, for each of the periods indicated.

	Twelve Months Ended December 31,
(in thousands)	2014	2013	2012
Net Income	$64,827	$28,124	$19,944
Add:
Interest Expense, net	24	—	—
Depreciation Expense	7,330	5,825	3,438
EBITDA	72,181	33,949	23,382
Less: Net Income Attributable to Noncontrolling Interest	7,858	—	—
Less: Depreciation Expense Attributable to Noncontrolling Interest	863	—	—
EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$63,460	$33,949	$23,382
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	6,008	3,440	2,572
Distributable Cash Flow	$57,452	$30,509	$20,810

Net Cash Provided by Operating Activities	$84,694	$34,514	$25,607
Adjustments:
Less: Interest Expense, net	24	—	—
Less: Other, Including Changes in Working Capital	12,489	565	2,225
EBITDA	72,181	33,949	23,382
Less: Net Income Attributable to Noncontrolling Interest	7,858	—	—
Less: Depreciation Expense Attributable to Noncontrolling Interest	863	—	—
EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$63,460	$33,949	$23,382
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	6,008	3,440	2,572
Distributable Cash Flow	$57,452	$30,509	$20,810

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
We intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the number of common units, subordinated units and the general partner interest outstanding as of December 31, 2014. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
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

Interest on base rate loans is payable quarterly. Interest on LIBOR loans is payable on the last day of each interest period or, in the case of interest periods longer than three months, every three months. The unused portion of our revolving credit facility is subject to a commitment fee ranging from 0.15% to 0.35% per annum depending on our most recent consolidated leverage ratio or our credit rating, as the case may be.
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.00 to 1.00 and (B) during a qualified acquisition period, 5.50 to 1.00. We define this as our consolidated leverage ratio which is calculated as total funded outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The leverage ratio was 0.45 to 1.00 at December 31, 2014. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.00 to 1.00. We define this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The interest coverage ratio was 736.01 to 1.0 at December 31, 2014.
As of December 31, 2014 we had an outstanding balance on our credit facility of $31.3 million and incurred less than $0.1 million of interest expense for the year ended December 31, 2014.

Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the years ended December 31, 2014 and 2013 were as follows:

	Twelve Months Ended December 31,
	2014	2013	Change
Net cash provided by operating activities:	$84,694	$34,514	$50,180
Net cash used in investing activities:	$(269,601)	$(130,924)	$(138,677)
Net cash provided by financing activities:	$182,183	$95,000	$87,183
Net cash provided by operating activities increased $50.2 million during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013. The increase was primarily due to the $36.7 million increase in net income, the $16.8 million increase in accounts payable and $3.3 million decrease in other working capital excluding the non-cash parent contributions.
Cash used in investing activities increased due to capital expenditures related to the expansion of our midstream systems. The expansion is in direct response to our Sponsors’ growing production on our dedicated acreage in the Marcellus Shale.
Cash provided by financing activities increased primarily due to additional investments by our Sponsors and proceeds received from the closing of the IPO, offset by distributions made to CONE Gathering. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
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

Capital Expenditures for the Twelve Months Ended December 31, 2014

	1 (Anchor)	2 (Growth)	3 (Additional)	TOTAL (1)
Capital Investment
Maintenance Capital	$7,957	$609	$198	$8,764
Expansion Capital	111,992	32,889	105,539	250,420
Total Capital Investment	$119,949	$33,498	$105,737	$259,184

Capital Investment Net to CNNX
Maintenance Capital	$5,968	$30	$10	$6,008
Expansion Capital	83,994	1,644	5,277	90,915
Total Capital Investment Net to CNNX	$89,962	$1,674	$5,287	$96,923

Capital Expenditures for the Twelve Months Ended December 31, 2013

	1 (Anchor)	2 (Growth)	3 (Additional)	TOTAL (1)
Capital Investment
Maintenance Capital	$4,577	$143	$—	$4,720
Expansion Capital	96,598	19,926	824	117,348
Total Capital Investment	$101,175	$20,069	$824	$122,068

Capital Investment Net to CNNX
Maintenance Capital	$3,433	$7	$—	$3,440
Expansion Capital	72,449	996	41	73,486
Total Capital Investment Net to CNNX	$75,882	$1,003	$41	$76,926

(1)
Total consists of the 100% activity of the three Development Companies (Anchor, Growth and Additional) which CONE Midstream Partners LP owns a controlling interest of 75%, 5% and 5%, respectively. Other systems that were part of the Predecessor, CONE Gathering LLC, that have been included in the Historical Financial statements as the Predecessor are excluded from the table above, as these systems are not included in the consolidated operations of the Partnership.

We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by borrowings under our revolving credit facility and the issuance of debt and equity securities.
Insurance Program
For a discussion of our insurance program, please read “Item 1. Business - Insurance” under Part I of this annual report.
Off-Balance Sheet Arrangements
We do not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements of this Form 10-K.
Contractual Obligations
The following table details the future projected payments associated with our contractual obligations as of December 31, 2014:

	Payments Due by Year
(thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$6,313	8,300	$—	$—	$14,613
Credit Facility	—	—	31,300	—	31,300
Total Contractual Obligations	$6,313	$8,300	$31,300	$—	$45,913

(1)	We lease various equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Note 11 - Leases.
Critical Accounting Policies
The Partnership’s critical accounting policies and any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the Notes to the Audited Consolidated Financial Statements of this Form 10-K for the period ended December 31, 2014. The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We currently generate all of our revenues pursuant to fee-based gathering agreements based on acreage dedications and do not have minimum commitments. We are paid based on the volumes of natural gas and condensate that we gather and handle, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks if our Sponsors reduce or shut down production due to depressed commodity prices. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate such terms may not be successful.
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
At the closing of our IPO on September 30, 2014, we entered into a $250 million revolving credit facility. Assuming our outstanding balance on the revolving credit facility of $31.3 million, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $0.3 million. As a result, our results of operations, cash flows and financial condition and, as a result, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of CONE Midstream GP LLC and
Unitholders of CONE Midstream Partners LP

We have audited the accompanying consolidated balance sheets of CONE Midstream Partners LP (including its Predecessor as defined in Note 1) as of December 31, 2014 and 2013, and the related consolidated statements of income, partners' capital and parent net investment and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONE Midstream Partners LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

Pittsburgh, Pennsylvania
February 26, 2015

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2014	2013	2012
Revenue
Gathering Revenue — Related Party	$130,087	$65,626	$42,597
Other Income	85	—	—
Total Revenue	130,172	65,626	42,597

Expenses
Operating Expense — Third Party	27,371	13,175	8,806
Operating Expense — Related Party	24,072	16,669	8,977
General and Administrative Expense — Third Party	1,846	219	363
General and Administrative Expense — Related Party	4,726	1,614	1,069
Depreciation Expense	7,330	5,825	3,438
Total Expense	65,345	37,502	22,653
Net Income	64,827	28,124	19,944
Less: Net Income Attributable to Noncontrolling Interest	7,858	—	—
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$56,969	$28,124	$19,944

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$15,378	$28,124	$19,944
Less: General Partner Interest in Net Income	308	N/A	N/A
Limited Partner Interest in Net Income	$15,070	N/A	N/A

Net Income per Limited Partner Unit - Basic	$0.26	N/A	N/A
Net Income per Limited Partner Unit - Diluted	$0.26	N/A	N/A

Limited Partner Units Outstanding - Basic	58,326	N/A	N/A
Limited Partner Unit Outstanding - Diluted	58,326	N/A	N/A

(1)	Reflective of general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of units)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$3,252	$5,976
Receivables — Related Party (Note 6)	58,749	15,172
Prepaid Expenses	1,280	—
Other Current Assets	164	—
Total Current Assets	63,445	21,148
Property and Equipment:
Property and Equipment (Note 7)	639,735	398,010
Less — Accumulated Depreciation	16,989	9,894
Property and Equipment — Net	622,746	388,116
Other Non-Current Assets	613	—
TOTAL ASSETS	$686,804	$409,264
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$70,635	$38,756
Accounts Payable — Related Party (Note 8)	2,106	2,434
Total Current Liabilities	72,741	41,190
Other Liabilities:
MLP Revolver (Note 13)	31,300	—
Total Liabilities	104,041	41,190
Partners' Capital and Parent Net Investment:
Parent Net Investment	—	368,074
Common Units - (29,163,121 Units Issued and Outstanding at December 31, 2014)	389,612	—
Subordinated Units (29,163,121 Units Issued and Outstanding at December 31, 2014)	(92,285)	—
General Partner Interest	(3,772)	—
Capital Attributable to CONE Midstream Partners LP and Parent Net Investment	293,555	368,074
Noncontrolling Interest	289,208	—
Total Partners' Capital and Parent Net Investment	582,763	368,074
TOTAL LIABILITIES, PARTNERS' CAPITAL AND PARENT NET INVESTMENT	$686,804	$409,264

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND PARENT NET INVESTMENT
(Dollars in thousands)

		Partners' Capital
		Limited Partners
	Parent Net			General	Noncontrolling
	Investment	Common	Subordinated	Partner	Interest	Total
Balance at December 31, 2012	$244,950	$—	$—	$—	$—	$244,950
Net Income	28,124	—	—	—	—	28,124
Investment by Partners	95,000	—	—	—	—	95,000
Balance at December 31, 2013	368,074	—	—	—	—	368,074
Net Income Attributable to the period from January 1, 2014 through September 29, 2014	41,591	—	—	—	—	41,591
Investment by Partners	138,626	—	—	—	—	138,626
Distribution of Assets to CONE Gathering LLC	(34,033)	—	—	—	—	(34,033)
Contribution of Net Assets to CONE Midstream Partners LP	(514,258)	59,915	193,329	7,899	253,115	—
Issuance of Common Units to Public, Net of Offering Costs	—	413,005	—	—	—	413,005
Distribution of Proceeds	—	(93,603)	(302,029)	(12,339)	—	(407,971)
Net Income Attributable to the period from September 30, 2014 through December 31, 2014 (1)	—	7,535	7,535	308	7,858	23,236
Investment by Sponsors (2)	—	2,760	8,880	360	28,235	40,235
Balance at December 31, 2014	$—	$389,612	$(92,285)	$(3,772)	$289,208	$582,763
(1) Reflective of net income since the closing of the IPO. See Note 1 — Description of Business, Initial Public Offering and Basis of Presentation.
(2) Investment includes an outstanding cash call as of December 31, 2014. See Note 9 — Supplemental Cash Flow Information.

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net Income	$64,827	$28,124	$19,944
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation	7,330	5,825	3,438
Gain on Disposition of Equipment	(85)	—	—
Changes in Operating Assets:
Receivables — Related Party	(9,029)	(5,654)	(6,028)
Other Current Assets	(1,280)	50	(50)
Changes in Operating Liabilities:
Accounts Payable	23,806	5,760	16,743
Accounts Payable — Related Party	(875)	409	(8,440)
Net Cash Provided by Operating Activities	84,694	34,514	25,607
Cash Flows from Investing Activities:
Capital Expenditures	(269,686)	(130,924)	(121,173)
Proceeds on Sale of Equipment	85	—	—
Net Cash Used in Investing Activities	(269,601)	(130,924)	(121,173)
Cash Flows from Financing Activities:
Partners' Investments	146,626	95,000	81,800
Proceeds from Issuance of Common Units, Net of Offering Costs	413,005	—	—
Distribution of Proceeds	(407,971)	—	—
Payment of Revolver Fees	(777)	—	—
Proceeds from Revolver	31,300	—	—
Net Cash Provided by Financing Activities	182,183	95,000	81,800
Net Decrease in Cash and Cash Equivalents	(2,724)	(1,410)	(13,766)
Cash and Cash Equivalents at Beginning of Period	5,976	7,386	21,152
Cash and Cash Equivalents at End of Period	$3,252	$5,976	$7,386

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1 — DESCRIPTION OF BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION
Description of Business:
CONE Midstream Partners LP (the “Partnership”) is a master limited partnership formed in May 2014 by CONSOL Energy Inc. (NYSE: CNX) (“CONSOL”) and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”), whom we refer to collectively as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our initial assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
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

On September 30, 2014, the Partnership closed its initial public offering (“IPO”) of common units representing limited partner interests. The Partnership's general partner is CONE Midstream GP LLC, a wholly owned subsidiary of CONE Gathering LLC (“CONE Gathering”). CONE Gathering, a Delaware limited liability company, is a joint venture formed by our Sponsors in September 2011. CONE Gathering represents the predecessor for accounting purposes (the “Predecessor”) of CONE Midstream Partners LP. References in these consolidated financial statements to the “Company,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in these consolidated financial statements to the “Company,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of personnel employed by our Sponsors or others. All of the personnel that conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsors, but we sometimes refer to these individuals as our employees because they provide services directly to us.
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

•
9,038,121 common units and 29,163,121 subordinated units, representing an aggregate 64.2% limited partner interest in the Partnership (the common and subordinated units were subsequently distributed to the Sponsors);

•	through its ownership of our general partner, all of the Partnerships' incentive distribution rights (“IDRs”); and

•	an aggregate cash distribution of $407,971.

Basis of Presentation:
The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To conform to these accounting principles, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. These estimates are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates and actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies is included below. These, together with the other notes to the consolidated financial statements, are an integral part of the consolidated financial statements.
Under the Jumpstart Our Business Startups Act (“JOBS Act”), for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the SEC's reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
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
Principles of Consolidation:
The consolidated financial statements include the accounts of CONE Midstream Partners LP and all of its subsidiaries. Transactions between the Partnership and its Sponsors have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 4.
Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates.
Cash:
Cash includes cash on hand and on deposit at banking institutions.
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
Variable Interest Entities:
The Anchor, Growth and Additional Limited Partnerships are variable interest entities and are consolidated by CONE Midstream Partners LP through its ownership of CONE Midstream Operating Company LLC. CONE Midstream Operating Company LLC, through its general partner ownership interest in each of the Anchor, Growth and Additional Limited Partnerships, has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships. CONE Midstream Operating Company LLC is considered to be the primary beneficiary for accounting purposes.

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
Earnings per limited partner unit data is presented only for the period since the Partnership’s IPO on September 30, 2014. See “Note 1 — Description of Business, Initial Public Offering and Basis of Presentation” for further discussion of the IPO. Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended December 31, 2014, the Partnership distribute all of its available cash (described below) to unitholders of record on the applicable record date.
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

NOTE 3 — NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units (in thousands, except per unit information):

December 31,
2014
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$15,378
Less: General Partner Interest in Net Income	308
Limited Partner Interest in Net Income	$15,070

Net Income Allocable to Common Units	$7,535
Net Income Allocable to Subordinated Units	7,535
Limited Partner Interest in Net Income	$15,070
Weighted Average Limited Partner Units Outstanding — Basic
Common Units	29,163
Subordinated Units	29,163
Total	58,326
Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	29,163
Subordinated Units	29,163
Total	58,326
Net Income Per Limited Partner Unit — Basic and Diluted
Common Units	$0.26
Subordinated Units	$0.26

(1)	Reflective of general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

NOTE 4 — RELATED PARTY
In the ordinary course of business, the Partnership has transactions with related parties. Related parties during each of the periods presented included CONSOL and certain of its subsidiaries and Noble Energy.
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
Charges for services from CONSOL included in operating expenses - related party were $11,755, $9,938, and $3,915 for the years ended December 31, 2014, 2013, and 2012, respectively. There were no similar charges from Noble Energy.
General and administrative expenses — related party were $4,726, $1,614, and $1,069 for the years ended December 31, 2014, 2013, and 2012, respectively.

Purchases of supply inventory from CONSOL were $3,928, $4,316, and $3,150 for the years ended December 31, 2014, 2013, and 2012, respectively and were included in operating expenses — related party. There were no similar charges from Noble Energy.
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
Employee Secondment Agreement
We entered into an employee secondment agreement, effective September 8, 2014, with Noble Energy. Pursuant to the employee secondment agreement, an employee of Noble Energy is seconded to us to provide investor relations and similar functions. We will reimburse Noble Energy for allocable salary, benefits, insurance, payroll taxes and other employment expenses related to the seconded employee. Costs incurred pursuant to the secondment agreement were not material for the period from the effective date through December 31, 2014.
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
As of December 31, 2014, no awards have been issued under our LTIP.

NOTE 5 — CONCENTRATION OF CREDIT RISK
CONSOL and Noble Energy accounted for approximately 100% of the Partnership’s revenue for the years ended December 31, 2014, 2013 and 2012 and receivables - related party at December 31, 2014 and 2013.

NOTE 6 — RECEIVABLES - RELATED PARTY
Receivables are comprised of related party receivables related to gathering fees and contribution activities which consisted of the following:

	December 31, 2014	December 31, 2013
Receivables — Related Party
Gathering Fees - CONSOL	$7,732	$7,763
Contribution Receivable - CONSOL	16,141	—
Gathering Fees - Noble Energy	13,697	7,409
Contribution Receivable - Noble Energy	18,866	—
Contribution Receivable - CONE Gathering LLC	2,313	—
Total Receivables — Related Party	$58,749	$15,172

NOTE 7 — PROPERTY AND EQUIPMENT

	December 31, 2014	December 31, 2013	Estimated Useful Lives in Years
Land	$47,701	$24,471	N/A
Gathering Equipment	298,897	150,279	25 — 40
Compression Equipment	91,585	70,311	40
Processing Equipment	30,979	30,934	40
Assets Under Construction	170,573	122,015	N/A
Total Property and Equipment	$639,735	$398,010
Less: Accumulated Depreciation
Gathering	$9,848	$5,347
Compression	4,486	2,718
Processing	2,655	1,829
Total Accumulated Depreciation	$16,989	$9,894
Property and Equipment, Net	$622,746	$388,116

NOTE 8 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following:

	December 31, 2014	December 31, 2013
Accounts Payable — Related Party
Expense Reimbursement to CONSOL	$1,016	$2,169
Capital Expenditure Reimbursement to CNX Gas (1)	561	—
Services Provided by CONSOL	432	265
Services Provided by Noble Energy	97	—
Total Accounts Payable — Related Party	$2,106	$2,434
(1) CNX Gas is a wholly owned subsidiary of CONSOL

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
As of December 31, 2014, we have receivables of $16,141 and $18,866 related to partners' investments from CONSOL and Noble Energy, respectively. Additionally, we have a receivable from CONE Gathering LLC related to capital expenditures of $2,313 as of December 31, 2014. There were no non-cash transactions for the years ended December 31, 2013 and 2012.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.
NOTE 11 — LEASES
Non-Cancelable Leases We have entered into various operating leases primarily related to compression facilities. Future minimum lease payments under operating leases at December 31, 2014 are as follows:

(thousands)	Minimum Lease Payments
2015	$6,313
2016	4,640
2017	2,928
2018	732
$14,613
Rental expense under operating leases was $6,606, $2,481 and $1,994 for the years ended December 31, 2014, 2013, and 2012 respectively. These expenses are included within Operating expense - third party on our Statement of Operations.

NOTE 12 — SEGMENT INFORMATION
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
All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	For the Years Ended December 31,
	2014	2013	2012
Gathering Revenue - Related Party:
Anchor Systems	$112,904	$63,761	$41,229
Growth Systems	9,745	1,492	1,368
Additional Systems	6,202	—	—
Other (1)	1,236	373	—
Total Gathering Revenue - Related Party	$130,087	$65,626	$42,597

Net Income (Loss):
Anchor Systems	$58,870	$29,243	$20,500
Growth Systems	2,956	(969)	(287)
Additional Systems	2,504	(279)	(218)
Other (1)	497	129	(51)
Total Net Income	$64,827	$28,124	$19,944

(1)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	For the Years Ended December 31,
	2014	2013	2012
Depreciation Expense:
Anchor Systems	$5,238	$4,173	$2,463
Growth Systems	1,952	1,616	954
Additional Systems	1	—	—
Other (1)	139	36	21
Total Depreciation Expense	$7,330	$5,825	$3,438

Expenditures for Segment Assets:
Anchor Systems	$119,949	$101,175	$86,421
Growth Systems	33,498	20,069	23,449
Additional Systems	105,737	824	179
Other (1)	10,502	8,856	11,124
Total Capital Expenditures	$269,686	$130,924	$121,173

(1)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	December 31, 2014	December 31, 2013
Segment Assets:
Anchor Systems	$430,350	$316,149
Growth Systems	119,550	60,793
Additional Systems	136,904	4,033
Other (1)	—	28,289
Total Segment Assets	$686,804	$409,264

(1)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

NOTE 13 — REVOLVING CREDIT FACILITY
The outstanding balance of our revolving credit facility consists of the following:

	December 31,		December 31,
	2014		2013
(thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Credit Facility, Due September 30, 2019	$31,300	—%	$—	—%
Total	$31,300	—%	$—	—%

Credit Facility At the closing of our IPO on September 30, 2014, we entered into a credit facility agreement which provides for a $250 million unsecured five year revolving credit facility that matures on September 30, 2019. Our revolving credit facility is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility will bear interest at our option at either:

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
As of December 31, 2014, we had outstanding debt issuance costs of $0.8 million, which were incurred as part of the issuance of this credit facility are currently being amortized to interest expense included in General and Administrative Expenses - Third

Party. Including the amortization of debt issuance costs, for the year ended December 31, 2014, we incurred a nominal amount of interest expense.
Annual Maturities Annual maturities of our outstanding credit facility are presented below:

(thousands)	As of December 31, 2014
2015	$—
2016	—
2017	—
2018	—
2019	31,300
Thereafter	—
Total	$31,300

NOTE 14 — SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue
Gathering Revenue	$24,106	$27,811	$35,770	$42,400
Other Income	—	—	—	85
Total Revenue	24,106	27,811	35,770	42,485
Expenses
Operating Expense	11,976	11,975	12,938	14,554
General and Administrative Expense	1,062	1,125	1,706	2,679
Depreciation Expense	1,618	1,679	1,808	2,225
Total Expense	14,656	14,779	16,452	19,458
Net Income	$9,450	$13,032	$19,318	$23,027
Net income per limited partner unit:
Basic	N/A	N/A	$—	$0.26
Diluted	N/A	N/A	$—	$0.26

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue
Gathering Revenue	$12,632	$12,080	$18,998	$21,916
Total Revenue	12,632	12,080	18,998	21,916
Expenses
Operating Expense	6,197	8,010	6,685	8,952
General and Administrative Expense	325	549	458	501
Depreciation Expense	1,284	1,386	1,544	1,611
Total Expense	7,806	9,945	8,687	11,064
Net Income	$4,826	$2,135	$10,311	$10,852
Net income per limited partner unit:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

NOTE 15 — SUBSEQUENT EVENTS
On January 22, 2015, the Partnership announced that the Board of Directors of its general partner declared a cash distribution to the Partnership’s unitholders of $0.2148 per unit for the period beginning with the closing of its IPO on September 30, 2014 through December 31, 2014. The cash distribution is payable on February 13, 2015 to unitholders of record at the close of business on February 4, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the Partnership’s general partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner have concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Partnership’s general partner is responsible for establishing and maintaining adequate internal control over financial reporting.  The Partnership’s internal control system is designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  All internal control systems, no matter how well designed, have inherent limitations.  Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report on Form 10-K for the fiscal year ended December 31, 2014 does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Partnership's independent public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of CONE Midstream Partners LP

We are managed by the directors and executive officers of our general partner, CONE Midstream GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. CONE Gathering, in which each of CONSOL and Noble Energy own a 50% membership interest, owns all of the membership interests in our general partner and has the right to appoint the entire board of directors of our general partner, including our independent directors. Our unitholders are not entitled to elect the directors of our general partner’s board of directors or to directly or indirectly participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

In evaluating director candidates, CONE Gathering will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of our board of directors to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board of directors of our general partner to fulfill their duties.

Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our general partner or its affiliates, but we sometimes refer to these individuals in this prospectus as our employees.

Director Independence

As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE’s corporate governance requirements, including:

•	the requirement that a majority of the board of directors of our general partner consist of independent directors;

•	the requirement that the board of directors of our general partner have a nominating/corporate governance committee that is composed entirely of independent directors; and

•	the requirement that the board of directors of our general partner have a compensation committee that is composed entirely of independent directors.

As a result of these exemptions, our general partner’s board of directors is not comprised of a majority of independent directors. Our board of directors does not currently intend to establish a nominating/corporate governance committee or a compensation committee. Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are, however, required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following the IPO.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee, and may have such other committees (including a conflicts committee) as the board of directors shall determine from time to time.

Audit Committee

We are required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following the IPO. The audit committee of the board of directors of our general partner assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee and our management, as necessary. Ms. Angela A. Minas (Chairperson) and Messrs. John D. Chandler and John E. Jackson comprise the members of the audit committee. Each of Ms. Minas and Messrs. Chandler and Jackson satisfy the definition of audit committee financial expert for purposes of the SEC’s rules.

Conflicts Committee

The board of directors of our general partner has the ability to establish a conflicts committee under our partnership agreement. If established, at least two members of the board of directors of our general partner will serve on the conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The board of directors of our general partner will determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates (including our Sponsors), and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our long-term incentive plan. If our general partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Board Leadership Structure

Mr. Lewis, our Chief Executive Officer of our general partner, currently serves as the chairman of the board of directors. The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices. Directors of the board of directors of our general partner are designated or appointed by CONE Gathering, in which each of CONSOL and Noble Energy own a 50% membership interest. Accordingly, unlike holders of common stock in a corporation, our unitholders will have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Board Role in Risk Oversight

Our corporate governance guidelines provide that the board of directors of our general partner is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our independent registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.

Non-Management Executive Sessions and Unitholder Communications

Non-management directors meet in executive session in connection with each regular board meeting. Each non-management director acts as presiding director at the regularly scheduled executive sessions, rotating alphabetically by last name.

Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at CONE Midstream Partners LP, 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Meetings and Other Information

During the last fiscal year, our board of directors had two meetings, our pricing committee had one meeting in connection with the pricing of our IPO and our audit committee had one meeting. All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings. Our directors attended all of the meetings of the board of directors, pricing committtee and audit committee on which such director served.

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Whistleblower Policy and Audit Committee Charter are available on our website (www.conemidstream.com) under the Corporate Governance tab. Our Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendment to or waiver of our Code of Business Conduct and Ethics either on our website or in a Current Report on Form 8-K filed with the SEC.

Audit Committee Report

The audit committee of the board of directors of our general partner oversees the Partnership’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls.

In fulfilling its oversight responsibilities, the audit committee reviewed and discussed with management the audited financial statements contained in this Annual Report on Form 10-K.

The Partnership’s independent registered public accounting firm, Ernst & Young LLP, is responsible for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America. The audit committee reviewed with Ernst & Young LLP the firm’s judgment as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards.

The audit committee discussed with Ernst & Young LLP the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees. The committee received written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding PricewaterhouseCoopers LLP’s communications with the audit committee concerning independence, and has discussed with PricewaterhouseCoopers LLP its independence from management and the Partnership.

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

Directors and Executive Officers of CONE Midstream GP LLC

Directors are appointed by CONE Gathering, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors, director nominee and executive officers of CONE Midstream GP LLC as of December 31, 2014.

Name	Age	Position with Our General Partner
John T. Lewis	58	Director and Chief Executive Officer; Chairman of the Board
David M. Khani	51	Director and Chief Financial Officer
Joseph M. Fink	35	Chief Operating Officer
C. Kristopher Hagedorn	38	Chief Accounting Officer
Kirk A. Moore	58	General Counsel and Secretary
Kenneth M. Fisher	53	Director
Stephen W. Johnson	56	Director
Angela A. Minas	50	Director and Audit Committee Chair
John Chandler	45	Director and Audit Committee Member
John Jackson	56	Director and Audit Committee Member

John T. Lewis was appointed a director, Chairman of the Board and Chief Executive Officer of our general partner effective May 30, 2014. Mr. Lewis has served as Senior Vice President of Noble Energy since April 2013 and is currently responsible for Corporate Development at Noble Energy. He previously served as Vice President of the Southern Region of Noble Energy’s North America division from 2008 and was Director of Asset Development and Reserves at Noble Energy from 2006. Prior to joining Noble Energy, he held various positions with BP America, Vastar and ARCO. We believe that Mr. Lewis’s substantial prior experience with Noble Energy and other companies engaged in energy-related businesses will provide the board of directors with valuable insight.

David M. Khani was appointed a director and Chief Financial Officer of our general partner effective May 30, 2014. Mr. Khani joined CONSOL on September 1, 2011 as its Vice President — Finance, and was promoted to Executive Vice President and Chief Financial Officer of CONSOL effective March 1, 2013. Prior to joining CONSOL, Mr. Khani was with FBR Capital Markets & Co., an investment banking and advisory firm and held the following positions: Director of Research from February 2007 through October 2010, and then Co-Director of Research from November 2010 through August 2011. Prior to that time he served as the Managing Director and Co-Head of FBR’s Energy and Natural Resources Group. We believe Mr. Khani’s energy industry and financial experience provides the board of directors with valuable experience in our financial and investor relations matters.

Joseph M. Fink was appointed Chief Operating Officer of our general partner effective May 30, 2014. Mr. Fink is Vice President of CONSOL’s Midstream Operations and President of CONE. He started at CONSOL’s Virginia CBM operations in 2001. In 2006, he was appointed to lead CONSOL’s Nittany CBM operations in central Pennsylvania from exploration through development. Mr. Fink was promoted to CONSOL’s General Manager of SWPA Gas Operations in 2008 and has been in the forefront of the exploration and development of the Marcellus Shale play for CONSOL. He was appointed General Manager of CONSOL’s Midstream Operations in 2010 where he was charged with standardizing midstream activity across all regions. In 2012, he was promoted to his current position of Vice President of CONSOL’s Midstream Operations. Mr. Fink has been president of CONE since its inception in 2011.

C. Kristopher Hagedorn was appointed Chief Accounting Officer of our general partner effective August 20, 2014. Mr. Hagedorn joined CONSOL’s accounting department in November 2012 where he served in positions of increasing responsibility. He was promoted to Assistant Controller of CONSOL effective April 2014. Prior to joining CONSOL, he served in various positions (from associate through senior manager) with PricewaterhouseCoopers LLP from September 1998 through November 2012, primarily serving the energy sector.

Kirk A. Moore was appointed General Counsel and Secretary of our general partner effective May 30, 2014. Mr. Moore has served as an Associate General Counsel of Noble Energy since September 2007, previously serving as an Assistant General Counsel from May 2001. He has served as an Assistant Secretary of Noble Energy since July 2002. Prior to joining Noble Energy, he served as an attorney with several companies engaged in energy-related businesses and in private practice.

Kenneth M. Fisher was appointed a director of our general partner effective May 30, 2014. Mr. Fisher was elected Executive Vice President and Chief Financial Officer of Noble Energy in April 2013, previously serving as Senior Vice President and Chief Financial Officer of Noble Energy from November 2009. Before joining Noble Energy, Mr. Fisher served as Executive Vice President of Finance for Upstream Americas for Shell from July 2009 to November 2009 and served as Director of Strategy & Business Development for Royal Dutch Shell plc in The Hague from August 2007 to July 2009. Prior to joining Shell in 2002, Mr. Fisher held senior finance positions within business units of General Electric Company. We believe Mr. Fisher’s energy industry and financial experience provides the board of directors with valuable experience in our financial and accounting matters.

Stephen W. Johnson was appointed a director of our general partner effective May 30, 2014. Mr. Johnson has served as Executive Vice President and Chief Legal and Corporate Affairs Officer of CONSOL and CNX Gas Corporation since January 1, 2013. Prior to that time, Mr. Johnson served as Senior Vice President and General Counsel of CONSOL and CNX Gas Corporation from 2009 through 2012. He served as Executive Vice President and General Counsel for CNX Gas from 2007 to 2009 and as Senior Vice President and General Counsel for CNX Gas from 2005 to 2007. Prior to joining CONSOL, Mr. Johnson was a partner with Reed Smith LLP and a shareholder with Buchanan Ingersoll & Rooney PC. We believe Mr. Johnson’s extensive knowledge of our industry and our operations gained during his years of service with CONSOL in positions of increasing responsibility, as well as his legal knowledge and experience provide the board of directors with valuable experience.

Angela A. Minas was appointed a director of our general partner and chairperson of our audit committee effective September 25, 2014. Ms. Minas serves on the board of directors of the general partner of OCI Resources LP, a public master limited partnership. From March 2013 to August 2014, Ms. Minas served as Vice President and Chief Financial Officer of Nemaha Oil

and Gas, LLC, a private exploration and production portfolio company of Pine Brook Road Partners. From 2008 to 2012, Ms. Minas served as Vice President and Chief Financial Officer of the general partner of DCP Midstream Partners, LP, a public master limited partnership. From 2006 to 2008, Ms. Minas served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC, a public master limited liability company. Ms. Minas received both a Bachelor of Arts in Managerial Studies and a Master of Business Administration from Rice University. Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.

John Chandler was appointed a director of our general partner and member of our audit committee effective October 14, 2014. Mr. Chandler also serves on the board of directors of the general partners of USA Compression Partners, L.P. where he also chairs the Audit Committee. From 2002 to 2014, Mr. Chandler served as the Chief Financial Officer and Treasurer of Magellan Midstream Holdings, GP.  Prior to joining Magellan, Mr. Chandler served in various senior financial planning, strategic development and accounting positions with Williams Energy Services, LLC from 1998 to 2002 and with Mapco, Inc. from 1992 to 1998. We believe that Mr. Chandler's career in the energy industry and experience in financial matters allows him to provide important insight and perspective to the Board.

John Jackson was appointed a director of our general partner and member of our audit committee effective January 20, 2015. Mr. Jackson is the President and CEO of Spartan Energy Partners, LP (“Spartan”), a privately owned gas gathering, treating & processing company. He has been with Spartan since its formation in March, 2010. Mr. Jackson was Chairman, CEO and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider from February 2008 until its sale in October of 2009. He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc. (NYSE: EXH), from July 2004 until May 2010. Mr. Jackson served as Hanover’s President and CEO from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson is a director of Seitel, Inc., a privately owned provider of seismic data to the oil & gas industry in North America, since August 2007, Select Energy Services, LLC, a privately owned total water management company for oil and gas companies, since January 2012 & Main Street Capital Corporation (NYSE: MAIN) a publicly traded BDC, since August 2013. Previously, Mr. Jackson served as a director of Encore Energy Partners (NYSE: ENP) from January 2009 until its sale in December 2011 & RSH Energy, LLC, a privately owned engineering firm, from September 2013 to March 2014. He also serves on the board of several non-profit organizations. We believe that Mr. Jackson's background in the energy industry and experience in financial matters, along with the leadership attributes indicated by his executive experience, provide an important source of insight and perspective to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Insiders”) to file with the SEC initial reports of ownership and reports of changes in ownership of such equity securities. Insiders are also required to furnish us with copies of all Section 16(a) forms that they file. Such reports are accessible on or through our website at www.conemidstream.com.

Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2014, except as follows:

•
CNX Gas Company LLC was late in filing a Form 3 in connection with the acquisition of 4,519,060 common units and 14,581,561 subordinated units on February 6, 2015. This Form 3 should have been reported by October 2, 2014.

ITEM 11.	EXECUTIVE COMPENSATION
Executive Compensation

Neither we nor our general partner employ any of the individuals who serve as executive officers of our general partner and are responsible for managing our business. We are managed by our general partner, the executive officers of which are employees of CONSOL and Noble Energy. We and our general partner have entered into an omnibus agreement with CONSOL and Noble Energy pursuant to which, among other matters:

•	CONSOL and Noble Energy make available to our general partner the services of their employees who act as the executive officers of our general partner;

•
our general partner pays a fixed administrative fee to each of CONSOL and Noble Energy to cover the services provided to us by the executive officers of our general partner who are employees of CONSOL and Noble Energy, respectively.

For 2014, our “Named Executive Officers” (NEOs) were:

•	John T. Lewis, Chairman of the Board of Directors and Chief Executive Officer;

•	David M. Khani, Chief Financial Officer; and

•	Joseph M. Fink, Chief Operating Officer.

Messrs. Lewis and Khani, who are also executive officers of Noble Energy and CONSOL, respectively, devote the majority of their time to their respective roles at Noble Energy and CONSOL and also spend time, as needed, directly managing our business and affairs. Mr. Fink, who is an employee of CONSOL, also preforms responsibilities for CONSOL unrelated to our business; however, Mr. Fink devotes substantially all of his working time to us and our general partner. Pursuant to the terms of the omnibus agreement, we pay a fixed administrative fee to Noble Energy and CONSOL, which covers the services provided to us by all of our executive officers. Except with respect to awards that may be granted beginning in 2015 and in the future under our equity compensation plans, our executive officers do not receive any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed administrative fee we pay to Noble Energy and CONSOL, we do not otherwise pay or reimburse any compensation amounts to our executive officers.

Summary Compensation Table for 2014

The following summarizes the total compensation paid to our named executive officers for their services in relation to our business for 2014 and 2013:

Name and Principal Position	Year	Salary	Stock Awards (2)	Non-Equity Incentive Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
John T Lewis (Chairman of the Board and Chief Executive Officer) (1)	2014	$—	$—	$—	$—	$—	$—
	2013	$—	$—	$—	$—	$—	$—
David Khani (Chief Financial Officer) (1)	2014	$—	$—	$—	$—	$—	$—
	2013	$—	$—	$—	$—	$—	$—
Joseph M. Fink (Chief Operating Officer)	2014	$217,366	$75,000	$118,556	$58,272	$26,372	$495,566
	2013	$202,192	$80,620	$101,709	$—	$18,120	$402,641
(1) Messrs. Lewis and Khani devote approximately 10% of their overall working time to our business and the compensation Messrs. Lewis and Khani receive from Noble Energy and CONSOL, respectively, in relation to their services for us do not comprise a material amount of their total compensation.

(2) The values set forth reflect awards of restricted/performance stock units in CONSOL, and are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding the impact of estimated forfeitures related to service-based vesting conditions). The grant date fair value is computed based upon the closing price of CONSOL’s stock on the date of grant, except that for performance share units, there is an adjustment based on estimated probability that the performance conditions required for vesting will be achieved and an adjustment for the valuation of the market condition which is in accordance with FASB ASC Topic 718. The values do not correspond to the actual value that will be recognized by the named executive at the time such units vest.

(3) Includes cash incentives earned in the applicable year under the CONSOL Short-Term Incentive Compensation Plan. The relevant performance measures underlying the cash awards were satisfied in the applicable annual performance period.

(4) Amount reflects the actuarial increase in the present value of the named executive’s benefits under the CONSOL Employee Retirement Plan, and the Defined
Contribution Restoration Plan.

(5) Mr. Fink’s personal benefits for 2014 include an annual vehicle allowance of $13,000 and special performance award. This amount also includes $12,574 in .
matching contributions made by CONSOL under its 401(k) plan.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

CONSOL provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, as further described in the section titled “Retirement, Health, Welfare and Additional Benefits” below.

As explained above, Messrs. Lewis and Khani currently devote a small portion of their overall working time to our business and the compensation these named executives receive in relation to their services for us does not comprise a material amount of their total compensation. In addition, except for a fixed administrative support fee that our general partner pays to CONSOL and Noble Energy pursuant to the terms of the omnibus agreement, and any awards that may be granted in the future to Messrs. Lewis and Khani under our equity compensation plans, we do not pay or reimburse any compensation amounts to or for Messrs. Lewis and Khani. The following sets forth a more detailed explanation of the elements of CONSOL’s compensation programs as they relate to Mr. Fink, the only named executive officer who provided more than a minimal level of overall services to our business in 2014, relative to his other responsibilities for CONSOL and Noble Energy unrelated to us.

Base Salary.    Base salary is designed to provide a competitive fixed rate of pay recognizing employees’ different levels of responsibility and performance. In setting an executive’s base salary, CONSOL considers factors including, but not limited to, external market data, the internal worth and value assigned to the executive’s role and responsibilities at CONSOL, and the named executive’s skills and performance. As of December 31, 2014, Mr. Fink’s current annual base salary was $225,000.

Annual Cash Incentives.    CONSOL’s annual cash incentive program provides participants with an opportunity to earn performance based annual cash bonus awards. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s base salary. For 2014, Mr. Fink had a target bonus of 35% of his annual base salary, with a potential payout up to 200% of target based on individual performance and company performance metrics, which for 2014 included metrics relating to employee and contractor safety, environmental compliance, production, and operating costs. For 2014, CONSOL paid a cash bonus to Mr. Fink at a level of approximately 150% of his target award level in recognition of CONSOL’s performance at above target levels for several of the above-specified criteria. This payout level also reflected an above target individual performance rating, based on a holistic and qualitative, rather than a quantitative, assessment.

Long-Term Equity-Based Compensation Awards.    CONSOL maintains a long-term incentive program pursuant to which it grants equity-based awards in CONSOL to its executives and key employees. For 2014, CONSOL’s equity-based awards for Mr. Fink consisted of performance shares granted in the form of restricted stock units, which vest one third per year.

Beginning in 2015, Mr. Fink’s long-term incentive awards will include phantom units granted under CONE Midstream's 2014 Long-Term Incentive Plan (the “LTIP”).

Outstanding Equity Awards at December 31, 2014.     As of December 31, 2014, we had not granted and none of our executive officers had received any grants of equity or equity-based awards in CONE Midstream and no such awards were outstanding.

Our executive officers have received and may continue to receive equity or equity-based awards in CONSOL and Noble Energy, as applicable, under their respective equity compensation programs. The following provides additional information about Mr. Fink’s outstanding equity awards in CONSOL as of December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (7)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (6)
	(#)	(#)
	(Exercisable)	(Unexercisable)	($)		(#)	($)	(#)	($)
Joseph M. Fink, Chief Operating Officer	1,058 (1)	—	27.90	2/17/2019	—	—	—	—
	634 (2)	—	50.50	2/19/2020	—	—	—	—
	1,021 (3)	—	48.61	2/23/2021	—	—	—	—
	968 (4)	485 (4)	36.14	1/26/2022
	—	—	—	—	2,310 (5)	78,101	—	—
	—	—	—	—	—	—	2,427	82,057
(1) Options granted February 17, 2009 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(2) Options granted February 16, 2010 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(3) Options granted February 23, 2011 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(4) Options granted January 26, 2012 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(5) Restricted stock units granted on January 26, 2012 and January 31, 2014, which vest in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(6) The market value for restricted stock units and CONSOL Stock Units was determined by multiplying the closing market price for CONSOL common stock on December 31, 2014 ($33.81) by the number of shares underlying the restricted stock unit and CONSOL Stock Unit awards.
(7) This column shows the aggregate number of unvested CONSOL Stock Units as of December 31, 2014. The performance period for the CONSOL Stock
Unit awards granted in 2014 is January 1, 2014 through December 31, 2016. The performance share unit amounts presented for the 2014 CONSOL Stock Unit awards are based on achieving performance goals at the target level.

Retirement, Health, Welfare and Additional Benefits.    Our executive officers are eligible to participate in the employee benefit plans and programs that CONSOL and Noble Energy may from time to time offer to their respective employees, subject to the terms and eligibility requirements of those plans. Our executive officers, including Mr. Fink, participate in these programs and CONSOL and Noble Energy remain responsible for 100 percent of the benefits provided thereunder for their respective employees.

With respect to the benefits offered by CONSOL as they relate to Mr. Fink, CONSOL employees are eligible to participate in a variety of employee benefit plans and programs, which include a broad-based defined benefit pension plan and 401(k) savings plan, as well as a supplemental defined contribution retirement plan that provides benefits to executive officers and key employees, including Mr. Fink, in excess of IRS imposed limits under the broad-based pension and savings plan. CONSOL also provides limited executive perquisites, which included an automobile allowance of $13,000 for Mr. Fink in 2014.

Severance and Change in Control Programs.    CONSOL has entered into change in control severance agreements with Mr. Fink, pursuant to which Mr. Fink would receive certain severance payments and benefits if his employment is terminated or constructively terminated after, or in connection with, a change in control of either CONE Gathering or CONSOL and subject to his executing a satisfactory release of claims. Under these circumstances, Mr. Fink would receive a lump sum cash payment equal to 1.5 times his base pay plus incentive pay and would also receive a pro-rated bonus for the year of termination, continuation of employee benefits (including the value attributable to continued participation in pension and similar benefit plans) for a period of 18 months following termination, and outplacement assistance. In addition, all of Mr. Fink’s equity awards would accelerate and vest in connection with a change in control.

Absent a change in control of CONE Gathering or CONSOL, upon an involuntary termination, (i) under CONSOL’s severance pay plan for salaried employees, Mr. Fink would be entitled to severance in an amount equal to one week of compensation for each completed full year of continuous service, up to a maximum of 25 weeks of compensation and (ii) under CONSOL’s supplemental defined contribution retirement plan, Mr. Fink would be entitled to a contribution for the year in which the termination occurred (this benefit is also applicable upon death, disability and other similar circumstances). In addition, Mr. Fink would generally be entitled to accelerated or continued vesting of CONSOL stock awards in the event of a termination without cause, death, “incapacity retirement” (which requires attaining age 40 and ten years of service and being deemed disabled and entitled to receive a Social Security disability benefit) or disability, provided that such vesting is only on a pro-rated basis through the date of termination in the event of disability if such event is not also an “incapacity retirement.” Severance costs would be allocated to us in accordance with the terms of the omnibus agreement, which, for Mr. Fink, would initially result in us being responsible for up to 100% of the applicable severance costs.

Compensation of Our Directors

The officers or employees of our general partner or of our Sponsors who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of our Sponsors, or “non-employee directors,” will receive cash and equity-based compensation for their services as directors. The non-employee director compensation program will consist of the following:

•	an annual retainer of $60,000;

•	an additional annual retainer of $20,000 for service as the lead director (if established) or chair of the audit committee and $10,000 for service as the chair of the conflicts committee; and

•	an annual equity-based award granted under the LTIP, having a value as of the grant date of approximately $80,000.

Non-employee directors also receive reimbursement for out-of-pocket expenses they incur in connection with attending meetings of the board of directors or its committees. Each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2014, which consisted solely of cash compensation. The first equity-based award for our non-employee directors under our LTIP was granted on January 20, 2015.

Name	Fees Earned or Paid in Cash ($)	Total
Angela A. Minas	$20,000	$20,000
John Chandler	$15,000	$15,000
John Jackson*	$—	$—
* Mr. Jackson was appointed a director of our general partner and member of our audit committee effective January 20, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth, as of January 30, 2015, the beneficial ownership of common units and subordinated units of CONE Midstream Partners LP and held by:

•	each unitholder known by us to beneficially hold 5% or more of our outstanding units;

•	each director or director nominee of our general partner;

•	each named executive officer of our general partner; and

•	all of the directors, director nominee and named executive officers of our general partner as a group.

In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the following table have sole voting and sole investment power with respect to all units beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
CNX(2)	4,519,060	20%	14,581,561	50%	35%
Noble Midstream Services, LLC(3)	4,519,061	20%	14,581,560	50%	35%
Directors/Named Executive Officers
John T. Lewis	7,500	*	—	—	—
David M. Khani	7,500	*	—	—	—
Joseph M. Fink	1,100	*	—	—	—
C. Kristopher Hagedorn	—	—	—	—	—
Kirk A. Moore	4,500	*	—	—	—
Kenneth M. Fisher	7,500	*	—	—	—
Stephen W. Johnson	7,000	*	—	—	—
John Chandler	1,000	*	—	—	—
John Jackson	4,000	*	—	—	—
Angela A. Minas	12,500	*	—	—	—
All Directors and Executive Officers as a group (10 persons)	52,600	*	—	—	—
* Less than 1%.

(1) Unless otherwise indicated, the address for all beneficial owners in this table is c/o CONE Midstream GP LLC, 1000 CONSOL Energy Drive, Canonsburg,
Pennsylvania 15317.
(2) CNX Gas Company LLC owns a 50% membership interest in CONE Gathering LLC, the sole owner of the membership interests in our general partner. CNX
Gas Company LLC is a wholly owned subsidiary of CONSOL Energy Inc.
(3) Noble Energy, Inc. beneficially owns a 50% membership interest in CONE Gathering LLC, the sole owner of the membership interests in our general partner.
Noble Midstream Services, LLC, a wholly owned subsidiary of Noble Energy, Inc., owns the common units and subordinated units beneficially owned by
Noble Energy, Inc.

The following table sets forth, as of December 31, 2014, the number of shares of CONSOL common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and named executive officers of our general partner as a group. The percentage of total shares is based on 230,265,463 shares outstanding as of December 31, 2014. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of December 31, 2014 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of December 31, 2014. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of CONSOL common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Common Stock Beneficially Owned	Percent of Total Outstanding
John T. Lewis	—	—
David M. Khani	22,573	*
Joseph M. Fink	6,907	*
C. Kristopher Hagedorn	486	*
Kirk A. Moore	—	—
Kenneth M. Fisher	—	—
Stephen W. Johnson	211,720	*
John Chandler	—	—
John Jackson	—	—
Angela A. Minas	—	—
All Directors and Executive Officers as a group (10 persons)	241,686	*
* Less than 1%.

The following table sets forth, as of December 31, 2014, the number of shares of Noble Energy common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and named executive officers of our general partner as a group. The percentage of total shares is based on 362,126,299 shares outstanding as of December 31, 2014. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of December 31, 2014 and the shares underlying restricted stock awards that will be settled within 60 days of December 31, 2014. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of Noble Energy common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Common Stock Beneficially Owned	Percent of Total Outstanding
John T. Lewis	178,230	*
David M. Khani	—	—
Joseph M. Fink	—	—
C. Kristopher Hagedorn	—	—
Kirk A. Moore	79,404	*
Kenneth M. Fisher	413,155	*
Stephen W. Johnson	—	—
John Chandler	—	—
John Jackson	—	—
Angela A. Minas	—	—
All Directors and Executive Officers as a group (10 persons)	670,789	*
* Less than 1%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information regarding the number of common units that are available for issuance under our existing long-term incentive plan as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	—	—	5,800,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,800,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Our Sponsors collectively own 9,038,121 common units and 29,163,121 subordinated units, representing an aggregate 64.2% limited partner interest. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

The following summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and liquidation of us. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage

 The consideration received by our general partner and its affiliates for our formation

•	2% general partner interest; and

•	98% limited partner interest.

IPO Stage

The consideration received by our general partner and its affiliates in connection with the IPO for the contribution to us of a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems

•	9,038,121 common units;

•	29,163,121 subordinated units;

•	a 2% general partner interest in us;

•	the incentive distribution rights; and

•	a distribution of approximately $408.0 million from the net proceeds of the IPO.

Post-IPO Operational Stage

Distributions of available cash to our general partner and its affiliates

•
We will generally make cash distributions of 98% to the unitholders pro rata, including our Sponsors, as holders of an aggregate of 9,038,121 common units and 29,163,121 subordinated units, and 2% to our general partner, assuming it makes any capital contributions necessary to maintain its 2% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% of the distributions above the highest target distribution level.

Payments to our general partner and its affiliates

•
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and operational services agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under our omnibus agreement, we will reimburse our Sponsors for expenses incurred by our Sponsors and their affiliates in providing certain general and administrative services to us, including the provision of executive management services by certain officers of our general partner. The expenses of other employees will be allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our general partner who provide services to us. We will also reimburse our Sponsors for any additional out-of-pocket costs and expenses incurred by our Sponsors and their affiliates in providing general and administrative services to us. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits.

•
Under our operational services agreement, we will pay CONSOL for any direct costs actually incurred by CONSOL in providing our gathering pipelines and dehydration, treating and compressor stations and facilities with certain maintenance, operational, administrative and construction services.

•
Pursuant to the employee secondment agreement, we will reimburse Noble Energy, for allocable salary, benefits, insurance, payroll taxes and other employment expenses related to an employee of Noble Energy who is seconded to us to provide investor relations and similar functions.

•	Please read “Certain Relationships and Related Transactions and Director Independence - Agreements Governing the IPO Transactions” below.

Withdrawal or removal of our general partner

•
If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

•	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements Governing the IPO Transactions

We and other parties entered into the various agreements that effected the transactions in connection with the IPO, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds from the IPO. While not the result of arm’s-length negotiations, we believe the terms of all of our initial agreements with our Sponsors and their affiliates are, and specifically intend the rates to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid for with the proceeds from the IPO.

Omnibus Agreement

At the closing of the IPO, we entered into an omnibus agreement with CONSOL, Noble Energy, CONE Gathering and our general partner that addresses the following matters:

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

•
our payment of an annual administrative support fee, initially in the amount of approximately $0.2 million (prorated for the first year of service), for the provision of certain executive services by Noble Energy and its affiliates;

•
our obligation to reimburse our Sponsors for all other direct or allocated costs and expenses incurred by our Sponsors in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

•
our right of first offer to acquire (i) CONE Gathering’s retained interests in each of our Anchor Systems, Growth Systems and Additional Systems, (ii) CONE Gathering’s other ancillary midstream assets that it retained after the completion of the IPO and (iii) any additional midstream assets that CONE Gathering develops; and

•
an indemnity from CONE Gathering for liabilities associated with the use, ownership or operation of our assets, including environmental liabilities, to the extent relating to the period of time prior to the closing of the IPO; and our obligation to indemnify CONE Gathering for events and conditions associated with the use, ownership or operation of our assets that occur after the closing of the IPO, including environmental liabilities.

So long as CONE Gathering controls our general partner, the omnibus agreement will remain in full force and effect. If CONE Gathering ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.

Payment of administrative support fee and reimbursement of expenses.    We pay CONSOL an administrative support fee, initially in the amount of $0.6 million (payable in equal monthly installments and prorated for the first year of service), for the provision of certain services for our benefit, including: financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. These allocated portions are based on our proportionate share of CONSOL’s property, plant and equipment and equity-method investments associated with the operations overseen by the applicable officer. We also pay CONSOL an administrative support fee, initially in the amount of approximately $0.6 million (payable in equal monthly installments and prorated for the first year of service), for the provision of certain executive services for our benefit. We pay Noble Energy an administrative support fee, initially in the amount of approximately $0.2 million (payable in equal monthly installments and prorated for the first year of service), for the provision of certain executive services for our benefit. Each of the CONSOL administrative support fees and the Noble Energy administrative support fee may change each calendar year, as determined by the applicable Sponsor in good faith, to accurately reflect the degree and extent of the general and administrative services provided to us by such Sponsor and may be adjusted to reflect, among other things, the contribution, acquisition or disposition of assets to or by us or to reflect any change in the cost of providing general and administrative services to us due to changes in any law, rule or regulation applicable to our Sponsors and their affiliates or to us, including any interpretation of such laws, rules or regulations.

Under the omnibus agreement, we will also reimburse our Sponsors for all other direct and allocated costs and expenses incurred by our Sponsors in providing these services to us, including salaries, bonuses and benefits costs, for certain officers of our Sponsors, including those who also serve as officers and directors of our general partner. This reimbursement will be in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.

Right of first offer.    Under the omnibus agreement, until the date that CONE Gathering no longer controls our general partner, if CONE Gathering decides to sell, transfer or otherwise dispose of all or part of its (i) retained interests in each of our Anchor Systems, Growth Systems and Additional Systems, (ii) other ancillary midstream assets that it will retain after the completion of the IPO or (iii) any additional midstream assets that it develops, CONE Gathering will provide us with the opportunity to make the first offer to acquire such interests and assets.

The consummation and timing of any acquisition by us of the interests covered by our right of first offer will depend upon, among other things, CONE Gathering’s decision to sell any of the interests covered by the right of first offer and our ability to reach an agreement with CONE Gathering on price and other terms. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and CONE Gathering is under no obligation to accept any offer that we may choose to make. Please read “Risk Factors — Risks Related to Our Business — We may be unable to grow by acquiring the non-controlling interests in our operating subsidiaries owned by CONE Gathering, which could limit our ability to increase our distributable cash flow.”

Indemnification.    Under the omnibus agreement, CONE Gathering will indemnify us for all liabilities that are associated with the use, ownership or operation of our assets and due to occurrences before the closing of the IPO, including environmental liabilities. Indemnification for any liabilities will be limited to liabilities identified prior to the third anniversary of the closing of the IPO, and will be subject to a deductible of $0.5 million per claim before we are entitled to indemnification. For purposes of calculating the deductible, a “claim” will include all liabilities that arise from a discrete act or event. There is no limit on the amount for which CONE Gathering will indemnify us under the omnibus agreement once we meet the deductible, if applicable. CONE Gathering will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that are identified prior to the third anniversary of the closing of the IPO, and will be subject to an aggregate deductible of $0.5 million before we are entitled to indemnification.

CONE Gathering will also indemnify us for liabilities relating to:

•
the consummation of the transactions contemplated by our contribution agreement or the assets contributed to us that arise out of the ownership or operation of the assets prior to the closing of the IPO;

•	events and conditions associated with any assets retained by CONE Gathering;

•	litigation matters attributable to the ownership or operation of the contributed assets prior to the closing of the IPO;

•
the failure to have any consent, license, permit or approval necessary for us to own or operate the contributed assets in substantially the same manner as owned or operated by CONE Gathering prior to the IPO; and

•
all tax liabilities attributable to the assets contributed to us arising prior to the closing of the IPO or otherwise related to CONE Gathering’s contribution of those assets to us in connection with the IPO.

We have agreed to indemnify CONE Gathering for liabilities associated with the use, ownership or operation of our assets, including environmental liabilities, related to the use, ownership or operation of our assets and due to occurrences on or after the closing of the IPO. Our obligation to indemnify CONE Gathering for any liabilities will be subject to a deductible of $0.5 million per claim before CONE Gathering is entitled to indemnification. For purposes of calculating the deductible, a “claim” will include all liabilities that arise from a discrete act or event. There is no limit on the amount for which we will indemnify CONE Gathering under the omnibus agreement once CONE Gathering meets the deductible, if applicable.

Operational Services Agreement
In connection with the IPO, we entered into an operational services agreement with CONSOL under which CONSOL provides certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CONSOL may mutually agree upon from time to time. CONSOL will prepare and submit for our approval a maintenance, operating and capital budget on an annual basis. CONSOL will submit actual expenditures for reimbursement on a monthly basis and we will reimburse CONSOL for any direct third-party costs actually incurred by CONSOL in providing these services.

The operational services agreement will have an initial term of 20 years and will continue in full force and effect thereafter unless terminated by either party at the end of the initial term or any time thereafter by giving not less than six months’ prior notice to the other party of such termination. CONSOL may terminate the operational services agreement if (1) we become insolvent, declare bankruptcy or take any action in furtherance of, or indicating our consent to, approval of, or acquiescence in, a similar proceeding or (2) upon not less than 180 days notice. We may immediately terminate the agreement (1) if CONSOL becomes insolvent, declares bankruptcy or takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, a similar proceeding, (2) upon a finding of CONSOL’s willful misconduct or gross negligence that has had a material adverse effect on any of our gathering pipelines and dehydration, treating and compressor stations and facilities or our business or (3) CONSOL is in material breach of the operational services agreement and falls to cure such default within 45 days.

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

Contribution Agreement

At the closing of the IPO, we entered into a contribution, conveyance and assumption agreement, which we refer to as our contribution agreement, with CONSOL, Noble Energy, CONE Gathering and our general partner under which our Sponsors, through CONE Gathering, contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. More specifically, obtained controlling interests in each of our Anchor Systems, Growth Systems and Additional Systems as follows:

CONE Midstream Operating Company LLC, a Delaware limited liability company (“CONE Operating”), owns 100% of the membership interests in each of CONE Midstream DevCo I GP LLC, a Delaware limited liability company (“DevCo I GP”), CONE Midstream DevCo II GP LLC, a Delaware limited liability company (“DevCo II GP”), and CONE Midstream DevCo III GP LLC, a Delaware limited liability company (“DevCo III GP” and, together with DevCo I GP and DevCo II GP, the “DevCo General Partners”). DevCo I GP is the sole general partner of CONE Midstream DevCo I LP, a Delaware limited partnership (“DevCo I LP”), and owns a 75% general partner interest in DevCo I LP. DevCo II GP is the sole general partner of CONE Midstream DevCo II LP, a Delaware limited partnership (“DevCo II LP”), and owns a 5% general partner interest in DevCo II LP. DevCo III GP is the sole general partner of CONE Midstream DevCo III LP, a Delaware limited partnership (“DevCo III LP” and, together with DevCo I LP and DevCo II LP, the “DevCo Limited Partnerships”), and owns a 5% general partner interest in DevCo III LP. CONE Gathering owns a 25% limited partner interest in DevCo I LP, a 95% limited partner interest in DevCo II LP and a 95% limited partner interest in DevCo III LP.

Pursuant to the partnership agreement of each DevCo Limited Partnership, the general partner interest held by the applicable DevCo General Partner (and, ultimately, us through our direct control of CONE Operating and indirect control of the applicable DevCo General Partner upon the completion of the IPO) entitles such DevCo General Partner to voting control over, and the exclusive right to manage, the day-to-day operations, business and affairs of the applicable DevCo Limited Partnership. Although the limited partner interest in each DevCo Limited Partnership provides the holder economic rights to profits, losses, gains, deductions and credits in proportion to such holder’s percentage interest in the applicable DevCo Limited Partnership, the limited partner interests in each DevCo Limited Partnership do not entitle the holder to any rights with respect to controlling and managing the day-to-day operations, business and affairs of the applicable DevCo Limited Partnership or the ability to remove the general partner.

Prior to the completion of the IPO, CONE Gathering contributed 100% of the Anchor Systems to DevCo I LP, 100% of the Growth Systems to DevCo II LP and 100% of the Additional Systems to DevCo III LP. In connection with the IPO, CONE Gathering contributed to us 100% of the membership interests in CONE Operating pursuant to the contribution agreement.

After the closing of the IPO, we (a) directly own 100% of the membership interests in CONE Operating, (b) indirectly own (through our ownership interest in CONE Operating) 100% of the membership interests in each of the DevCo General Partners, (c) indirectly own (through our indirect ownership interest in DevCo I GP) a 75% general partner interest in DevCo I LP, (d) indirectly own (through our indirect ownership interest in DevCo II GP) a 5% general partner interest in DevCo II LP, and (e) indirectly own (through our indirect ownership interest in DevCo III GP) a 5% general partner interest in DevCo III LP. Consequently, after the IPO, we (through our indirect ownership interests in the DevCo General Partners and the DevCo Limited Partnerships) indirectly own a 75% interest in the Anchor Systems, a 5% interest in the Growth Systems and a 5% interest in the Additional Systems. Furthermore, through our direct control of CONE Operating and indirect control of the DevCo General Partners, we control and manage the day to day operations, business and affairs of the DevCo Limited Partnerships.

In addition, pursuant to the contribution agreement, CONE Gathering distributed 50% of the cash, common units and subordinated units it received in connection with the IPO to each of CONSOL and Noble Energy.

Employee Secondment Agreement

We entered into an employee secondment agreement, effective September 8, 2014, with Noble Energy. Pursuant to the employee secondment agreement, an employee of Noble Energy is seconded to us to provide investor relations and similar functions. We reimburse Noble Energy for allocable salary, benefits, insurance, payroll taxes and other employment expenses related to the seconded employee.

Other Related Party Transactions

Please see Note 4 to our audited consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K for a description of certain other transactions with related parties, which descriptions are incorporated by reference herein.

Director Independence

Our disclosures in Item 10. “Directors, Executive Officers and Corporate Governance” are incorporated herein by reference.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner adopted a code of business conduct and ethics in connection with the completion of the IPO that provides that the board of directors of our general partner or its authorized committee will review on at least a quarterly basis all transactions with related persons that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a transaction with a related person and determines not to so ratify, the code of business conduct and ethics will provide that our management will make all reasonable efforts to cancel or annul the transaction.

The code of business conduct and ethics provides that, in determining whether or not to recommend the initial approval or ratification of a transaction with a related person, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young LLP served as the Partnership’s independent auditor for the year ended December 31, 2014.  The fees billed to the Partnership by Ernst & Young LLP during 2014 were approximately $0.7 million.

Audit fees include fees for the audit of the Partnership’s annual financial statements, reviews of the Partnership’s financial statements included in the Partnership’s quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements, including subsidiary attest engagements and consents.

The audit committee of the Partnership’s general partner has adopted a policy regarding the services of its independent auditors under which the Partnership’s independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements

•	Financial information systems design and implementation

•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports

•	Actuarial services

•	Internal audit outsourcing services

•	Management functions

•	Human resources functions

•	Broker-dealer, investment adviser or investment banking services

•	Legal services

•	Expert services unrelated to the audit

•	Prohibited tax services

All audit and permitted non-audit services must be pre-approved by the audit committee. In 2014, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

The information required by this Item is included in Part II, Item 8 of this report. Financial statement schedules required under SEC rules but not included in this Annual Report on Form 10-K are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

(b) Exhibits.

In reviewing any agreements incorporated by reference in this Form 10-K or filed with this 10-K, please remember that such agreements are included to provide information regarding their terms. They are not intended to be a source of financial, business or operational information about the Partnership. The representations, warranties and covenants contained in these agreements are made solely for purposes of the agreements and are made as of specific dates; are solely for the benefit of the parties; may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the agreements, including being made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Partnership, in connection with acquisition agreements, of the assets to be acquired. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	8/25/2014
3.2*	First Amended and Restated Agreement of Limited Partnership of CONE Midstream Partners LP, dated as of September 30, 2014	8-K	001-36635	3.1	10/3/2014
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC and CONE Midstream Operating Company LLC	8-K	001-36635	10.1	10/3/2014
10.2*	Omnibus Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC, CONE Midstream Operating Company LLC, CONE Midstream DevCo I LP, CONE Midstream DevCo II LP and CONE Midstream DevCo III LP	8-K	001-36635	10.2	10/3/2014
10.3*	Operational Services Agreement, dated September 30, 2014, by and between CONE Midstream Partners LP and CNX Gas Company LLC	8-K	001-36635	10.3	10/3/2014
10.4*	Gas Gathering Agreement, dated September 30, 2014, by and between CNX Gas Company LLC and CONE Midstream Partners LP	8-K	001-36635	10.4	10/3/2014
10.5*	Gas Gathering Agreement, dated September 30, 2014, by and between Noble Energy, Inc. and CONE Midstream Partners LP	8-K	001-36635	10.5	10/3/2014
10.6*	Employee Secondment Agreement, dated effective September 8, 2014, by and between CONE Midstream Partners LP and Noble Energy, Inc.	8-K	001-36635	10.6	10/3/2014

10.7*#	CONE Midstream Partners LP 2014 Long-Term Incentive Plan#	8-K	001-36635	10.7	10/3/2014
10.8*	Credit Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto	8-K	001-36635	10.8	10/3/2014
21.1†	List of Subsidiaries of CONE Midstream Partners LP
23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1†	Power of Attorney of Directors and Officers of CONE Midstream GP LLC
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference into this Annual Report on Form 10-K as indicated.
† Filed herewith.
# Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2015

CONE MIDSTREAM PARTNERS LP
By: CONE MIDSTREAM GP LLC, its General Partner

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 26, 2015.

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ C. KRISTOPHER HAGEDORN
C. Kristopher Hagedorn
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

By:	/S/ KENNETH M. FISHER
Kenneth M. Fisher
Director

By:	/S/ STEVEN W. JOHNSON
Steven W. Johnson
Director

By:	/S/ JOHN CHANDLER
John Chandler
Director

By:	/S/ ANGELA MINAS
Angela Minas
Director

By:	/S/ JOHN JACKSON
John Jackson
Director