Form 10-K/A
period 2014-12-31
CONE Midstream Partners LP
filed 2015-02-27
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K/A
(AMENDMENT NO.1)
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

EXPLANATORY NOTE
CONE Midstream Partners LP (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, initially filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015 (the “Original Filing”), for the sole purpose of inserting the conformed signatures of Ernst & Young LLP, the Registrant’s independent registered public accounting firm, on its Report of Independent Registered Public Accounting Firm included in Item 8 “Financial Statements and Supplementary Data” and its consent filed as Exhibit 23.1. Such conformed signatures were inadvertently omitted from the electronic version of the Original Filing filed with the SEC through its Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system, although the Registrant had manually signed copies of the report and consent at the time the Original Filing was made.

Except as described above, no other changes have been made to any of the financial or other information contained in the Original Filing or filed as an exhibit thereto, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing. For convenience, the entire Annual Report on Form 10-K, as amended by this Amendment, is being re-filed.

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

/s/ Ernst & Young LLP

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

Dated: February 27, 2015

CONE MIDSTREAM PARTNERS LP
By: CONE MIDSTREAM GP LLC, its General Partner

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 27, 2015.

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ C. KRISTOPHER HAGEDORN
C. Kristopher Hagedorn
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

By:	*
Kenneth M. Fisher
Director

By:	*
Steven W. Johnson
Director

By:	*
John Chandler
Director

By:	*
Angela Minas
Director

By:	*
John Jackson
Director

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors of the general partner of the registrant, which is being filed herewith on behalf of such directors.

By:     /s/ David M. Khani
    David M. Khani
    Attorney-in-Fact