Form 10-Q
period 2015-03-31
CONE Midstream Partners LP
filed 2015-05-11
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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
CONE Midstream Partners LP had 29,163,121common units, 29,163,121 subordinated units and a 2% general partner interest outstanding at April 15, 2015.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue
Gathering Revenue — Related Party	$43,168	$24,106
Total Revenue	43,168	24,106
Expenses
Operating Expense — Third Party	8,530	5,346
Operating Expense — Related Party	7,044	6,630
General and Administrative Expense — Third Party	1,342	821
General and Administrative Expense — Related Party	1,977	241
Depreciation Expense	2,994	1,618
Interest Expense	65	—
Total Expense	21,952	14,656
Net Income	21,216	9,450
Less: Net Income Attributable to Noncontrolling Interest	7,004	—
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$14,212	$9,450

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$14,212	$9,450
Less: General Partner Interest in Net Income	284	N/A
Limited Partner Interest in Net Income	$13,928	N/A

Net Income per Limited Partner Unit - Basic	$0.24	N/A
Net Income per Limited Partner Unit - Diluted	$0.24	N/A

Limited Partner Units Outstanding - Basic	58,326	N/A
Limited Partner Unit Outstanding - Diluted	58,360	N/A

Cash Distributions Declared per Unit (2)	$0.2125	N/A

(1)	Reflective of general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation

(2)	Represents the cash distributions declared related to the period presented. See Note 15.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)

	(unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$460	$3,252
Receivables — Related Party (Note 6)	41,771	58,749
Prepaid Expenses	1,068	1,280
Inventory	16,632	—
Other Current Assets	164	164
Total Current Assets	60,095	63,445
Property and Equipment:
Property and Equipment (Note 7)	678,904	639,735
Less — Accumulated Depreciation	19,890	16,989
Property and Equipment — Net	659,014	622,746
Other Non-Current Assets	572	613
TOTAL ASSETS	$719,681	$686,804
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$57,892	$70,635
Accounts Payable — Related Party (Note 8)	2,072	2,106
Total Current Liabilities	59,964	72,741
Other Liabilities:
MLP Revolver (Note 13)	7,500	31,300
Total Liabilities	67,464	104,041
Partners' Capital:
Common Units (29,163,121 Units Issued and Outstanding at March 31, 2015 and December 31, 2014)	390,408	389,612
Subordinated Units (29,163,121 Units Issued and Outstanding at March 31, 2015 and December 31, 2014)	(91,585)	(92,285)
General Partner Interest	(3,744)	(3,772)
Capital Attributable to CONE Midstream Partners LP	295,079	293,555
Noncontrolling Interest	357,138	289,208
Total Partners' Capital	652,217	582,763
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$719,681	$686,804

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Partners' Capital
	Limited Partners		General	Noncontrolling
	Common	Subordinated	Partner	Interest	Total
Balance at December 31, 2014	$389,612	$(92,285)	$(3,772)	$289,208	$582,763
Net Income	6,964	6,964	284	7,004	21,216
Investment by Partners and Noncontrolling Interest Holders (1)	—	—	—	60,926	60,926
Distribution of Proceeds	(6,264)	(6,264)	(256)	—	(12,784)
Unit Based Compensation	96	—	—	—	96
Balance at March 31, 2015	$390,408	$(91,585)	$(3,744)	$357,138	$652,217
(1) Investment includes an outstanding cash call as of March 31, 2015. See Note 6 - Receivables - Related Party.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$21,216	$9,450
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation	2,994	1,618
Unit Based Compensation	96	—
Changes in Operating Assets:
Receivables — Related Party	3,462	(556)
Inventory	(18,872)	—
Other Current Assets	212	—
Non-Current Assets	41	—
Changes in Operating Liabilities:
Accounts Payable	1,256	9,695
Accounts Payable — Related Party	(199)	528
Net Cash Provided by Operating Activities	10,206	20,735
Cash Flows from Investing Activities:
Capital Expenditures	(61,806)	(47,304)
Net Cash Used in Investing Activities	(61,806)	(47,304)
Cash Flows from Financing Activities:
Partners' Investments	85,392	24,000
Distribution of Proceeds	(12,784)	—
Payment of Revolver	(23,800)	—
Net Cash Provided By Financing Activities	48,808	24,000
Net Decrease in Cash	(2,792)	(2,569)
Cash at Beginning of Period	3,252	5,976
Cash at End of Period	$460	$3,407

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1—DESCRIPTION OF BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION
Description of Business:
CONE Midstream Partners LP (the “Partnership”) is a master limited partnership formed in May 2014 by CONSOL Energy Inc. (NYSE: CNX) (“CONSOL”) and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”), whom we refer to collectively as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets included natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
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

On September 30, 2014, the Partnership closed its initial public offering ("IPO") of common units representing limited partner interests. The Partnership's general partner is CONE Midstream GP LLC (the "general partner"), a wholly owned subsidiary of CONE Gathering LLC (“CONE Gathering”). CONE Gathering, a Delaware limited liability company, is a joint venture formed by our Sponsors in September 2011. CONE Gathering represents the predecessor for accounting purposes (the “Predecessor”) of CONE Midstream Partners LP. References in these consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in these consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
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

Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To conform to these accounting principles, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. These estimates are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates and actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
The JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Partnership irrevocably elected to “opt out” of this exemption and, therefore, is and will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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
Inventory:
Inventory is stated at the lower of cost or market. Inventory consists of pipe purchased for a pipeline project that has been delayed.  The cost is determined primarily under the specific identification method.  The pipe will be used in an alternative project or sold to a third party.

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
Variable Interest Entities:
The Anchor, Growth and Additional Limited Partnerships (the Limited Partnerships), which are variable interest entities, are consolidated by CONE Midstream Partners LP through its ownership of CONE Midstream Operating Company LLC. CONE Midstream Operating Company LLC, through its general partner ownership interest in each of the Anchor, Growth and Additional Limited Partnerships, has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships. CONE Midstream Operating Company LLC is considered to be the primary beneficiary for accounting purposes.

Revenue Recognition:
Revenues are recognized for the transportation of natural gas and other hydrocarbons based on the delivery of actual volumes transported at a contracted throughput rate. Operating fees received are recorded in gathering revenue — related party in the period the service is performed.
Environmental Matters:
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures and to comply with regulatory policies and procedures, including legislation related to greenhouse gas emissions. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of March 31, 2015, we had no material environmental matters that required specific disclosure or requiring the recognition of a liability.
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
Income Taxes:
Our operations as a limited partnership, and our Predecessor, as a limited liability company, are treated as partnerships for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Accordingly, no provision for federal or state income taxes has been recorded.
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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Potentially dilutive securities included in the calculation of diluted net income per limited partner unit totaled 33,697 phantom units for the three months ended March 31, 2015.

Our partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute all of its available cash (described below) to unitholders of record on the applicable record date.

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

The percentage interests set forth below for our general partner include its 2% general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2% general partner interest, our general partner has not transferred its incentive distribution rights and there are no arrearages on common units.

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
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the current reporting classifications with no effect on previously reported net income or partners' capital.

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-3 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3). ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation. We will adopt the standard in the first quarter of 2016. The Partnership believes adoption of this new guidance will not have a material impact on CONE Midstream's financial statements.

In May 2014, the Financial Accounting Standards Board issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the method of adoption and impact that this new guidance will have on our financial statements.

NOTE 3 — NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units (in thousands, except per unit information):

March 31,
2015
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$14,212
Less: General Partner Interest in Net Income	284
Limited Partner Interest in Net Income	$13,928

Net Income Allocable to Common Units	$6,964
Net Income Allocable to Subordinated Units	6,964
Limited Partner Interest in Net Income	$13,928

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	29,163
Subordinated Units	29,163
Total	58,326
Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	29,197
Subordinated Units	29,163
Total	58,360
Net Income Per Limited Partner Unit — Basic and Diluted
Common Units	$0.24
Subordinated Units	$0.24

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
Charges for services from CONSOL included in operating expenses — related party were $7,044 and $6,630 and general and administrative expenses — related party were $1,836 and $241 for the three months ended March 31, 2015 and 2014, respectively. Charges from Noble Energy for general and administrative expenses — related party were $141 for the three months ended March 31, 2015. There were no similar charges from Noble Energy for the three months ended March 31, 2014.
Purchases of supply inventory from a CONSOL subsidiary were $1,435 for the three months ended March 31, 2014 and were included in operating expenses — related party. There were no related party purchases of supply inventory from CONSOL for the three months ended March 31, 2015.
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
NOTE 5 — CONCENTRATION OF CREDIT RISK
CONSOL and Noble Energy accounted for 100% of the Partnership’s revenue for the three months ended March 31, 2015 and 2014. Revenues from each Sponsor consisted of the following:

	March 31, 2015	March 31, 2014
CONSOL	$22,162	$12,206
Noble Energy	21,006	11,900
Total Revenue	$43,168	$24,106
NOTE 6 — RECEIVABLES - RELATED PARTY
Receivables are comprised of related party receivables related to gathering fees and contribution activities and consisted of the following:

	March 31, 2015	December 31, 2014
Gathering Fees:
CONSOL	$7,961	$7,732
Noble Energy	13,574	13,697
Contributions Receivable:
CONSOL	—	16,141
Noble Energy	7,770	18,866
Other:
CONE Gathering LLC	6,250	2,313
CONSOL	6,216	—
Total Receivables — Related Party	$41,771	$58,749

NOTE 7 — PROPERTY AND EQUIPMENT

	March 31, 2015	December 31, 2014	Estimated Useful Lives in Years
Land	$57,431	$47,701	N/A
Gathering Equipment	383,499	298,897	25 — 40
Compression Equipment	91,585	91,585	40
Processing Equipment	30,979	30,979	40
Assets Under Construction	115,410	170,573	N/A
Total Property and Equipment	$678,904	$639,735
Less: Accumulated Depreciation
Gathering	$11,965	$9,848
Compression	5,063	4,486
Processing	2,862	2,655
Total Accumulated Depreciation	$19,890	$16,989

Property and Equipment, Net	$659,014	$622,746

NOTE 8 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following:

	March 31, 2015	December 31, 2014
Accounts Payable — Related Party
Capital Expenditure Reimbursement to CNX Gas (1)	$165	$561
Expense Reimbursement to CONSOL	1,377	1,016
General and Administrative Services Provided by CONSOL	485	432
General and Administrative Services Provided by Noble	45	$97
Total Accounts Payable — Related Party	$2,072	$2,106
(1) CNX Gas is a wholly owned subsidiary of CONSOL

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
As of March 31, 2015, we have a receivable of $7,770 related to partners' investments from Noble Energy. Additionally, we have a receivable from CONE Gathering LLC related to capital expenditures of $4,746, a receivable from CONSOL related to inventory of $2,240 and capital project reimbursements of $3,976 as of March 31, 2015. There were no non-cash financing or investing transactions for the three months ended March 31, 2014.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.
NOTE 11 — LEASES
Non-Cancellable Leases We have entered into various operating leases primarily related to compression facilities. Future minimum lease payments under operating leases at March 31, 2015 are as follows:

Minimum Lease Payments
2015 - 2016	$6,185
2016 - 2017	4,531
2017 - 2018	2,471
2018 - 2019	183
$13,370
Rental expense under operating leases was $2,072 and $1,015 for the three months ended March 31, 2015 and 2014, respectively. These expenses are included within Operating Expense - Third Party on our Statements of Operations.

NOTE 12—SEGMENT INFORMATION
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
All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended March 31,
	2015	2014
Gathering Revenue - Related Party:
Anchor Systems	$34,533	$21,241
Growth Systems	2,975	2,519
Additional Systems	5,660	—
Other (1)	—	346
Total Gathering Revenue - Related Party	$43,168	$24,106

Net Income (Loss):
Anchor Systems	$18,787	$8,747
Growth Systems	801	723
Additional Systems	1,628	(162)
Other (1)	—	142
Total Net Income	$21,216	$9,450

Depreciation Expense:
Anchor Systems	$2,397	$1,159
Growth Systems	444	449
Additional Systems	153	—
Other (1)	—	10
Total Depreciation Expense	$2,994	$1,618

Capital Expenditures for Segment Assets:
Anchor Systems	$29,299	$32,043
Growth Systems	11,637	4,576
Additional Systems	20,870	6,493
Other (1)	—	4,192
Total Capital Expenditures	$61,806	$47,304

(1)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	March 31, 2015	December 31, 2014
Segment Assets
Anchor Systems	$460,187	$430,350
Growth Systems	99,321	119,550
Additional Systems	160,173	136,904
Total Segment Assets	$719,681	$686,804

NOTE 13 — REVOLVING CREDIT FACILITY
The outstanding balance of our revolving credit facility and interest rates on the amounts drawn from our revolver consist of the following:

	March 31, 2015		December 31, 2014
(thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Credit Facility, Due September 30, 2019	$7,500	3.75%	$31,300	3.75%
As of March 31, 2015, we had outstanding debt issuance costs of $0.7 million, which were incurred as part of the issuance of this credit facility and are currently being amortized to interest expense. The Partnership recognized $41 to interest expense during the three months ended March 31, 2015 and December 31, 2014.
At the closing of our IPO on September 30, 2014, we entered into a credit facility agreement which provides for a$250 million unsecured five year revolving credit facility that matures on September 30, 2019. Our revolving credit facility is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility will bear interest at our option at either:

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
NOTE 14 — LONG-TERM INCENTIVE PLAN
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
The LTIP limits the number of units that may be delivered pursuant to vested awards to 5,800,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.

On October 3, 2014, we filed a registration statement on Form S-8 under the Securities Act to register all common units issued or reserved for issuance under our LTIP. Common units covered by the registration statement on Form S-8 will be eligible for sale in the public market, subject to applicable vesting requirements and the terms of applicable lock-up agreements.
The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The value of the phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the grant date. The Partnership accounted for these awards as equity awards and recorded compensation expense for the fair value of the awards at the grant date fair value, which totaled $96 for the three months ended March 31, 2015 and is included in general and administrative expense - related party.
As of March 31, 2015, 33,697 units have been issued under our LTIP. The weighted average fair value of these grants, based on the Partnership's common unit price on the grant date was $19.98.
NOTE 15 — SUBSEQUENT EVENTS
On April 21, 2015, the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, declared a cash distribution to the Partnership’s unitholders for the first quarter of 2015 of $0.2125 per common and subordinated unit. The cash distribution will be paid on May 15, 2015 to unitholders of record at the close of business on May 5, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CONE Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical, unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under "forward-looking statements" below and those discussed in the section entitled "Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
On September 30, 2014, the Partnership closed its initial public offering ("IPO") of common units representing limited partner interests. References in this report to “our Partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering LLC ("CONE Gathering"), our predecessor for accounting purposes. References in this report to “our Partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
We generate all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements also include substantial acreage dedications in the Marcellus Shale.
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
In order to meet our contractual obligations under our gathering agreements with our Sponsors in respect of new wells drilled on our dedicated acreage, we will be required to incur capital expenditures to extend our gathering systems and facilities to the new wells they drill. Our Sponsors will be responsible for their proportionate share of the total capital expenditures associated with the ongoing build-out of our midstream systems representing their 25%, 95% and 95% ownership interests in the Anchor, Growth and Additional Systems, respectively. Since our IPO we have reduced our 2015 anticipated capital expenditures in the Growth and Additional systems due to the deferral of certain pipeline system projects driven by our Sponsors' reduced drilling activity, including the Tygart Valley System. This resulted in a $2 million decrease to the Partnership's anticipated capital expenditures for 2015.
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

EBITDA & Distributable Cash Flow
EBITDA and distributable cash flow are non-GAAP measures that we believe provide information useful to investors in assessing our financial condition and results of operations. For a discussion on how we define EBITDA and distributable cash flow and the supporting reconciliations to their most directly comparable GAAP financial measures, please read “Non-GAAP Financial Measures” below.
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
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. At March 31, 2015, we had an outstanding balance of $7.5 million and available borrowing capacity of $242.5 million under our $250 million revolving credit facility.
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

Results of Operations
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Variance	Percent Change
	($ in thousands)
Revenue
Gathering Revenue — Related Party	$43,168	$24,106	$19,062	79.1%
Total Revenue	43,168	24,106	19,062	79.1%
Expenses
Operating Expense — Third Party	8,530	5,346	3,184	59.6%
Operating Expense — Related Party	7,044	6,630	414	6.2%
General and Administrative Expense — Third Party	1,342	821	521	63.5%
General and Administrative Expense — Related Party	1,977	241	1,736	720.3%
Depreciation Expense	2,994	1,618	1,376	85.0%
Interest Expense	65	—	65	100.0%
Total Expense	21,952	14,656	7,296	49.8%
Net Income	$21,216	$9,450	$11,766	124.5%
Less: Net Income Attributable to Noncontrolling Interest	7,004	—	7,004	100.0%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$14,212	$9,450	$4,762	50.4%
Operating Statistics - Gathered Volumes for the Three Months Ended March 31, 2015

(BBtu per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	381	77	12	—	470
Wet Gas	326	3	109	—	438
Condensate	11	—	2	—	13
Total Gathered Volumes	718	80	123	—	921
Operating Statistics - Gathered Volumes for the Three Months Ended March 31, 2014

(BBtu per day)	1 (Anchor)	2 (Growth)	3 (Additional)	4 (Other)	TOTAL
Dry Gas	298	44	—	4	346
Wet Gas	165	—	—	3	168
Condensate	—	—	—	—	—
Total Gathered Volumes	463	44	—	7	514
Revenue     Gathering revenue — related party was approximately $43.2 million for the three months ended March 31, 2015 compared to approximately $24.1 million for the three months ended March 31, 2014. The approximate $19.1 million increase was primarily due to a 407 BBtu/d increase in throughput volumes. The increase in throughput volumes was due to a 124 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production areas and 283 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas, which is primarily contained within our Anchor Systems. Of the dry gas change, 83 BBtu/d was related to the Anchor Systems, 33 BBtu was related to the Growth Systems, and 12 BBtu/d was related to the Additional Systems. Of the wet gas and condensate change, 172 BBtu was related to the Anchor Systems and 114 BBtu was related to our Growth and Additional Systems. The remaining volumes were related to assets retained by our Predecessor. Our Sponsors have established a drilling and development program on our dedicated acreage. As a result, our revenue increases with increases in our Sponsors’ production on our dedicated acreage.
Operating Expense    Operating expense is comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services. Total operating expense was approximately

$15.6 million for the three months ended March 31, 2015 compared to approximately $12.0 million for the three months ended March 31, 2014. The increase in total operating expense is primarily due to the increase in throughput volumes. Included in operating expense was $3.6 million of electrical compression for the three months ended March 31, 2015 and $3.1 million for the three months ended March 31, 2014.
General and Administrative Expense    General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $3.3 million for the three months ended March 31, 2015 compared to approximately $1.1 million for the three months ended March 31, 2014. The approximate $2.2 million increase was primarily due to additional legal and professional fees associated with being a public company.
Depreciation    Depreciation is recognized on gathering and other equipment that is reflected on straight-line basis with the useful lives ranging from 25-40 years. Total depreciation expense was approximately $3.0 million for the three months ended March 31, 2015 compared to approximately $1.6 million for the three months ended March 31, 2014. The increase of $1.4 million was primarily related to an increase in assets placed into service.
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

The following table presents a reconciliation of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis basis, for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014
Net Income	$21,216	$9,450
Add:
Interest Expense, Net	65	—
Depreciation Expense	2,994	1,618
EBITDA	24,275	11,068
Less: Net Income Attributable to Noncontrolling Interest	7,004	—
Less: Depreciation Expense Attributable to Noncontrolling Interest	1,166	—
EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$16,105	$11,068
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	1,991	1,163
Distributable Cash Flow	$14,114	$9,905

Net Cash Provided by Operating Activities	$10,206	$20,735
Adjustments:
Less: Interest Expense, Net	65	—
Less: Other, Including Changes in Working Capital	(14,134)	9,667
EBITDA	24,275	11,068
Less: Net Income Attributable to Noncontrolling Interest	7,004	—
Less: Depreciation Expense Attributable to Noncontrolling Interest	1,166	—
EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$16,105	$11,068
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	1,991	1,163
Distributable Cash Flow	$14,114	$9,905
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal liquidity requirements are to finance our operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future.
Historically, our principal sources of liquidity have been cash from operations and funding from our Sponsors. While we have historically received funding from our Sponsors, we do not have any commitment from our Sponsors, CONE Gathering, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us following the IPO. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures.
We intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the number of common units, subordinated units and the general partner interest outstanding as of March 31, 2015. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.

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
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.00 to 1.00 and (B) during a qualified acquisition period, 5.50 to 1.00. We define this as our consolidated leverage ratio which is calculated as total funded outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The leverage ratio was 0.11 to 1.00 at March 31, 2015. Based on this ratio, the Partnership had the maximum amount of revolving credit available for borrowing at March 31, 2015, of which $7.5 million had been drawn. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.00 to 1.00. We define this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The interest coverage ratio was 469.76 to 1.0 at March 31, 2015.
Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by operating activities:	$10,206	$20,735	$(10,529)
Net cash used in investing activities:	$(61,806)	$(47,304)	$(14,502)
Net cash provided by financing activities:	$48,808	$24,000	$24,808
Net cash provided by operating activities decreased $10.5 million million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily due to the $18.9 million increase in inventory and the $9.2 million decrease in accounts payable. These cash flows were offset by the $11.8 million increase in net income and the $4.0 million increase in receivables - related party. The remaining change is due to various other working capital adjustments.
Cash used in investing activities increased $14.5 million due to capital expenditures related to the expansion of our midstream systems. The expansion is in direct response to our Sponsors’ growing production on our dedicated acreage in the Marcellus Shale.
Cash provided by financing activities increased $24.8 million due to the additional investments from our Sponsors of $61.4 million. This increase was offset by cash distributions paid to unitholders of $12.8 million and payments made on our revolving credit facility of $23.8 million.

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

For the three months ended March 31, 2015, total capital expenditures were $61.8 million on a 100% basis, which includes 100% of the capital expenditures associated with the Anchor Systems, Growth Systems and Additional Systems of which CONE Midstream Partners LP owns a controlling interest of 75%, 5% and 5%, respectively. Total capital expenditures consisted of gathering and compression assets of $50.6 million, land assets of $9.5 million and permitting assets of $1.7 million. The gathering asset expenditures attributable to the Partnership were primarily associated with the construction of new pipeline infrastructure to connect new well pad sites and central receipt points on our Anchor Systems. Historically, we did not make a distinction between maintenance and expansion capital expenditures. We have estimated, however, that approximately $2.0 million of these capital expenditures were maintenance capital expenditures.
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
Contractual Obligations
The following table details the future projected payments associated with our contractual obligations as of March 31, 2015:

	Payments Due by Year
(in thousands)	< 1 year	1-3 years	3-5 years	Total
Operating lease obligations(1)	$6,185	$7,002	$183	$13,370
Credit Facility	—	—	7,500	7,500
Total Contractual Obligations	$6,185	$7,002	$7,683	$20,870
(1) We lease various equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Note 11 - Leases to the unaudited Consolidated Financial Statements included in this report.
Critical Accounting Policies
The Partnership’s critical accounting policies are described in the notes to the Partnership’s Consolidated Financial Statements for the year ended December 31, 2014 contained in the Partnership’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2015.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.
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
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and under “Risk Factors” in this Quarterly Report on Form 10-Q, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
At the closing of our IPO on September 30, 2014, we entered into a $250 million revolving credit facility. Assuming our outstanding balance on the revolving credit facility of $7.5 million, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $75 thousand. As a result, our results of operations, cash flows and financial condition and, as a result, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Financial Statements, “Note 10. Commitments and Contingencies,” which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Item 1A. Risk Factors” from our Annual Report on Form 10-K for the year ended December 31, 2014, together with the following risks that have been amended and restated from the prior “Risk Factors” disclosed in the Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or results of operations.
Environmental regulations introduce uncertainty that could adversely impact the market for natural gas with potential short-term and long-term liabilities.
The Federal Endangered Species Act (ESA) and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify gas well pad siting or pipeline right of ways, mining plans, or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on species that have been identified and the current application of endangered species laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to operate. However, in April 2015 the US Fish and Wildlife Service (USFWS) announced a Section 4(d) threatened listing final rule for the Northern Long-Eared Bat throughout our operations area. This listing will establish habitat protection for the species but will not prevent the cause of the decline in the population of the Long-Eared Bat, which is due to a disease commonly referred to as White Nose Syndrome (WNS). This listing could lead to significant timing and critical path hurdles, ultimately limiting the ability to clear timber for construction activities.
In April 2015, the USFWS also proposed the listing of Big Sandy Crayfish and Guyandotte River Crayfish as endangered under the ESA. USFWS has stated that the primary threats to crayfishes throughout their respective ranges are land-disturbing activities that increase erosion and sedimentation, which degrades the stream habitat required by both species. Identified sources of ongoing erosion and sedimentation that occur throughout the ranges of the species include active surface coal mining, commercial forestry, unpaved roads, gas and oil development, and road construction. This has the potential to disrupt future natural gas activities in Central Appalachia.
In response to a spill by Freedom Industries of crude 4-methylcyclohexanemethanol (MCHM) to the Elk River in January 2014, West Virginia signed into law Senate Bill 373 (also known as the Above Ground Storage Tank Act), which requires that all above ground storage tanks (ASTs) be registered with the West Virginia Department of Environmental Protection (WV DEP) and meet additional requirements. In October 2014, WV DEP filed a Final Interpretive Rule (47CSR62) addressing initial inspection, certification and spill prevention response plan requirements. In January 2015, WV DEP proposed the final AST Rule (Rule 47 CSR 63). With approximately 4,000 impacted ASTs currently operational in West Virginia and more needed for the oil and gas production, this proposed final rule would have cost us tens of millions of dollars to meet the requirements. In March 2015, legislature passed Senate Bill 423 which was amended Senate Bill 373 and was intended addressed some of the unforeseen and far-reaching consequences of the AST Act. While the amendments should exempt the majority of our WV ASTs from the most costly portion of the AST Act, it’s difficult to gauge the costs until WV DEP finalizes a rule. WV DEP plans to redraft the proposed final rule and submit it for review in 2016.
CONSOL Energy, one of our Sponsors, utilizes pipelines extensively for its gas, water and coal businesses, and as such must obtain permits with associated mitigation from the Army Corps of Engineers (ACOE) for impacts to streams and wetlands that CONSOL was unable to avoid. In 2013, the EPA issued a draft report entitled Connectivity of Streams and Wetlands to Downstream Waters, which affects a proposed rulemaking that would expand the scope of the Clean Water Act (CWA) to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal Waters of the U.S. On April 21, 2014, EPA published the Proposed Rule - Definition of “Waters of the United States” (WoUS) Under the Clean Water Act. In February 2015, the EPA and ACOE issued a memorandum of understanding to withdraw the WoUS Interpretive Rule. In April 2015, EPA sent a new version of its Waters of the U.S. proposal to the White House Office of Management and Budget for review which has not yet been release to the public. EPA expects to release the revised Final WoUS Rule sometime in Spring 2015. This rulemaking will likely cause states that have jurisdiction over their own waters to make regulatory changes to their already robust regulatory programs offering little to no added environmental protection or benefit from the changes. This would only add unwarranted delays to the permitting process and extend review times even further for regulatory agencies already under resourced. These changes would also lead to additional mitigation cost and severely limit CONSOL’s ability to avoid regulated jurisdictional waters, while extending waters of the US coverage into areas that have no significant hydrologic connection to jurisdictional waters. The proposal as written does not accomplish the EPA’s goal of clarification, and has blurred the lines between what is and is not jurisdictional under the CWA.
In April 2015, the EPA proposed a CWA regulation (Effluent Limitations Guidelines and Standards for the Oil and Gas Extraction Point Source Category) establishing pretreatment standards that would prohibit the indirect discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned treatment works (POTWs). While CONSOL Energy does not discharge to POTWs, unconventional oil and gas extraction wastewater can be generated in large quantities. It unclear how the newly proposed rule could affect future water use and disposal practices.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	08/25/2014
3.2*	First Amended and Restated Agreement of Limited Partnership of CONE Midstream Partners LP, dated as of September 30, 2014	8-K	001-36635	3.1	10/03/2014
10.1*#	Form of Restricted Phantom Unit Award Agreement	8-K	001-36635	10.1	1/22/2015
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
† Filed herewith.
‡ Furnished herewith.
# Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 11, 2015

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