Form 10-Q
period 2015-06-30
CONE Midstream Partners LP
filed 2015-08-05
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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
CONE Midstream Partners LP had 29,163,121common units, 29,163,121 subordinated units and a 2% general partner interest outstanding at August 5, 2015.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Gathering Revenue — Related Party	$47,717	$27,811	$90,885	$51,917
Total Revenue	47,717	27,811	90,885	51,917
Expenses
Operating Expense — Third Party	8,940	6,082	17,470	11,428
Operating Expense — Related Party	6,940	5,893	13,984	12,523
General and Administrative Expense — Third Party	1,223	8	2,565	829
General and Administrative Expense — Related Party	1,995	1,117	3,972	1,358
Depreciation Expense	3,667	1,679	6,661	3,297
Interest Expense	47	—	112	—
Total Expense	22,812	14,779	44,764	29,435
Net Income	24,905	13,032	46,121	22,482
Less: Net Income Attributable to Noncontrolling Interest	9,993	—	16,997	—
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$14,912	$13,032	$29,124	$22,482

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$14,912	$13,032	$29,124	$22,482
Less: General Partner Interest in Net Income	298	N/A	582	N/A
Limited Partner Interest in Net Income	$14,614	N/A	$28,542	N/A

Net Income per Limited Partner Unit - Basic	$0.25	N/A	$0.49	N/A
Net Income per Limited Partner Unit - Diluted	$0.25	N/A	$0.49	N/A

Limited Partner Units Outstanding - Basic	58,326	N/A	58,326	N/A
Limited Partner Unit Outstanding - Diluted	58,364	N/A	58,365	N/A

Cash Distributions Declared per Unit (2)	$0.2200	N/A	$0.4325	N/A

(1)	Reflective of general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation

(2)	Represents the cash distributions declared related to the period presented. See Note 15.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)

	(unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$161	$3,252
Receivables — Related Party (Note 6)	26,998	58,749
Inventory	16,632	—
Prepaid Expenses	757	1,280
Other Current Assets	164	164
Total Current Assets	44,712	63,445
Property and Equipment:
Property and Equipment (Note 7)	756,489	639,735
Less — Accumulated Depreciation	23,448	16,989
Property and Equipment — Net	733,041	622,746
Other Non-Current Assets	531	613
TOTAL ASSETS	$778,284	$686,804
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$63,955	$70,635
Accounts Payable — Related Party (Note 8)	2,230	2,106
Total Current Liabilities	66,185	72,741
Other Liabilities:
Revolving Credit Facility (Note 13)	23,000	31,300
Total Liabilities	89,185	104,041
Partners' Capital:
Common Units (29,163,121 Units Issued and Outstanding at June 30, 2015 and December 31, 2014)	391,614	389,612
Subordinated Units (29,163,121 Units Issued and Outstanding at June 30, 2015 and December 31, 2014)	(90,475)	(92,285)
General Partner Interest	(3,699)	(3,772)
Partners' Capital Attributable to CONE Midstream Partners LP	297,440	293,555
Noncontrolling Interest	391,659	289,208
Total Partners' Capital	689,099	582,763
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$778,284	$686,804

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Partners' Capital
	Limited Partners		General	Noncontrolling
	Common	Subordinated	Partner	Interest	Total
Balance at December 31, 2014	$389,612	$(92,285)	$(3,772)	$289,208	$582,763
Net Income	14,271	14,271	582	16,997	46,121
Investment by Partners and Noncontrolling Interest Holders (1)	—	—	—	85,454	85,454
Distributions to Unitholders	(12,461)	(12,461)	(509)	—	(25,431)
Unit Based Compensation	192	—	—	—	192
Balance at June 30, 2015	$391,614	$(90,475)	$(3,699)	$391,659	$689,099
(1) Investment includes an outstanding cash call as of June 30, 2015. See Note 6 - Receivables - Related Party.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$46,121	$22,482
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	6,743	3,297
Unit Based Compensation	192	—
Changes in Operating Assets:
Receivables — Related Party	9,792	5,162
Inventory	(16,632)	—
Prepaid Expenses	522	—
Changes in Operating Liabilities:
Accounts Payable	13,307	9,281
Accounts Payable — Related Party	415	(1,590)
Net Cash Provided by Operating Activities	60,460	38,632
Cash Flows from Investing Activities:
Capital Expenditures	(138,169)	(118,240)
Net Cash Used in Investing Activities	(138,169)	(118,240)
Cash Flows from Financing Activities:
Partners' Investments	108,349	83,000
Distributions to Unitholders	(25,431)	—
Payment of Revolver	(8,300)	—
Net Cash Provided By Financing Activities	74,618	83,000
Net (Decrease) Increase in Cash	(3,091)	3,392
Cash at Beginning of Period	3,252	5,976
Cash at End of Period	$161	$9,368

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

•
Our Additional Systems include several gathering systems primarily located in the wet gas regions of our Sponsors' dedicated acreage that we expect will generate stable cash flows and require lower levels of expansion capital investment over the next several years.

On September 30, 2014, the Partnership closed its initial public offering ("IPO") of common units representing limited partner interests. The Partnership's general partner is CONE Midstream GP LLC (the "general partner"), a wholly owned subsidiary of CONE Gathering LLC (“CONE Gathering”). CONE Gathering, a Delaware limited liability company, is a joint venture formed by our Sponsors in September 2011 and represents the predecessor for accounting purposes (the “Predecessor”) of CONE Midstream Partners LP. References in these consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in these consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
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

Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To conform to these accounting principles, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. These estimates are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates. Actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.
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
Under the Jumpstart Our Business Startups Act ("JOBS Act"), for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the Securities and Exchange Commission's ("SEC'") reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
The Partnership will remain an emerging growth company for up to five years from the date of our initial public offering, although we will lose that status sooner if:

•	we have more than one billion dollars of revenues in a fiscal year;

•	the limited partner interests held by non-affiliates have a market value of more than $700 million; or

•	we issue more than one billion dollars of non-convertible debt over a three-year period.
The JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Partnership irrevocably elected to “opt out” of this exemption and, therefore, is and will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Principles of Consolidation:
The consolidated financial statements include the accounts of CONE Midstream Partners LP and all of its controlled subsidiaries. Transactions between the Partnership and its Sponsors have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 4.
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
Inventory:
Inventory is stated at the lower of cost or market and consists of pipe purchased for a pipeline project that has been delayed.  The cost is determined primarily under the specific identification method.  The Partnership expects the pipe will be used in an alternative project or sold to a third party.
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

Environmental Matters:
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures and to comply with regulatory policies and procedures, including legislation related to greenhouse gas emissions. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of June 30, 2015, we had no material environmental matters that required specific disclosure or requiring the recognition of a liability.
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
Income Taxes:
Our operations as a limited partnership, and our Predecessor, as a limited liability company, are treated as partnerships for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Accordingly, no provision for federal or state income taxes has been recorded in the consolidated financial statements.
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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Potentially dilutive securities included in the calculation of diluted net income per limited partner unit totaled 33,697 phantom units for the three and six months ended June 30, 2015.

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
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-06 “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners, which is typically the earnings per unit measure presented in the financial statements, would not change as a result of the dropdown transaction. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015 and is required to be applied retrospectively. The adoption of this ASU will have no impact on our consolidated statement of operations.
In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3). ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation. We will adopt the standard in the first quarter of 2016. The Partnership believes adoption of this new guidance will not have a material impact on CONE Midstream's financial statements.

In May 2014, the FASB issued 2014-09 "Revenue from Contracts with Customers (Topic 606)". The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved the deferral of the effective date of this ASU to annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. We are currently evaluating the method of adoption and impact that this new guidance will have on our financial statements.

NOTE 3 — NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units (in thousands, except per unit information):

	June 30, 2015
	Three Months Ended	Six Months Ended
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$14,912	$29,124
Less: General Partner Interest in Net Income	298	582
Limited Partner Interest in Net Income	$14,614	$28,542

Net Income Allocable to Common Units	$7,307	$14,271
Net Income Allocable to Subordinated Units	7,307	14,271
Limited Partner Interest in Net Income	$14,614	$28,542

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	29,163	29,163
Subordinated Units	29,163	29,163
Total	58,326	58,326
Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	29,201	29,202
Subordinated Units	29,163	29,163
Total	58,364	58,365

Net Income Per Limited Partner Unit — Basic and Diluted
Common Units	$0.25	$0.49
Subordinated Units	$0.25	$0.49
NOTE 4 — RELATED PARTY
In the ordinary course of business, the Partnership has transactions with related parties. Related parties during each of the periods presented included CONSOL and certain of its subsidiaries and Noble Energy, to whom we provide natural gas gathering and compression services that results in affiliate transactions.
Transactions with related parties, other than certain transactions with CONSOL and Noble Energy related to administrative services, were conducted on terms which management believes are comparable to those with unrelated parties. We believe such costs would not have been materially different had they been calculated on a stand-alone basis.
Charges for services from CONSOL included in operating expenses — related party were $6,940 and $5,893 for the three months ended June 30, 2015 and 2014 and $13,984 and $12,523 for the six months ended June 30, 2015 and 2014, respectively. There were no charges from Noble Energy included in operating expenses — related party for the three and six months ended June 30, 2015 and 2014.
During the three and six months ended June 30, 2015, CONSOL purchased no supply inventory and $2,239 of supply inventory from the Partnership, respectively. Purchases of supply inventory from a CONSOL subsidiary were $1,147 for the three months ended June 30, 2014 and $2,582 for the six months ended June 30, 2014 and were included in operating expenses — related party.

Additionally, charges by each Sponsor included in general and administrative expense - related party consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CONSOL	$1,860	$1,117	$3,696	$1,358
Noble Energy	135	—	276	—
Total General and Administrative Expense — Related Party	$1,995	$1,117	$3,972	$1,358
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

NOTE 5 — CONCENTRATION OF CREDIT RISK
The Sponsors accounted for 100% of the Partnership’s revenue for the three and six months ended June 30, 2015 and 2014. Revenues from each Sponsor consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CONSOL	$24,598	$14,072	$46,760	$26,278
Noble Energy	23,119	13,739	44,125	25,639
Total Revenue	$47,717	$27,811	$90,885	$51,917

NOTE 6 — RECEIVABLES - RELATED PARTY
Receivables are comprised of related party receivables related to gathering fees and contribution activities and consisted of the following:

	June 30, 2015	December 31, 2014
Gathering Fees:
CONSOL	$8,130	$7,732
Noble Energy	7,702	13,697
Contributions Receivable:
CONSOL	4,670	16,141
Noble Energy	4,670	18,866
Other:
CONE Gathering LLC	1,826	2,313
Total Receivables — Related Party	$26,998	$58,749

NOTE 7 — PROPERTY AND EQUIPMENT

	June 30, 2015	December 31, 2014	Estimated Useful Lives in Years
Land	$68,011	$47,701	N/A
Gathering Equipment	405,300	298,897	25 — 40
Compression Equipment	92,538	91,585	30 — 40
Processing Equipment	30,979	30,979	40
Assets Under Construction	159,661	170,573	N/A
Total Property and Equipment	$756,489	$639,735
Less: Accumulated Depreciation
Gathering	$14,739	$9,848
Compression	5,641	4,486
Processing	3,068	2,655
Total Accumulated Depreciation	$23,448	$16,989

Property and Equipment, Net	$733,041	$622,746

NOTE 8 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following:

	June 30, 2015	December 31, 2014
Accounts Payable — Related Party
Capital Expenditure Reimbursement to CNX Gas (1)	$432	$561
Expense Reimbursement to CONSOL	1,221	1,016
General and Administrative Services Provided by CONSOL	531	432
General and Administrative Services Provided by Noble	46	97
Total Accounts Payable — Related Party	$2,230	$2,106
(1) CNX Gas is a wholly owned subsidiary of CONSOL

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
As of June 30, 2015, we had a receivable of $9,340 related to partners' investments from CONSOL and Noble Energy. Additionally, we had a receivable from CONE Gathering LLC related to capital expenditures of $942 and capital expenditures due to be reimbursed to CONSOL of $432 as of June 30, 2015.
For the six months ended June 30, 2014 we had a receivable of $3,000 related to partners' investments from CONSOL and Noble Energy. In addition, we had capital expenditures due to be reimbursed to CONSOL of $283.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 11 — LEASES
We have entered into various non-cancellable operating leases primarily related to compression facilities. Future minimum lease payments under operating leases at June 30, 2015 are as follows:

Minimum Lease Payments
2015 - 2016	$5,342
2016 - 2017	4,118
2017 - 2018	1,830
2018 - 2019	—
$11,290
Rental expense under operating leases was $2,375 and $1,860 for the three months ended June 30, 2015 and 2014, respectively, and $4,447 and $2,875 for the six months ended June 30, 2015 and 2014, respectively. These expenses are included within operating expense - third party on our consolidated statements of operations.

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
All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gathering Revenue - Related Party:
Anchor Systems	$35,351	$25,212	$69,884	$46,453
Growth Systems	3,913	2,211	6,888	4,730
Additional Systems	8,453	—	14,113	—
Other (*)	—	388	—	734
Total Gathering Revenue - Related Party	$47,717	$27,811	$90,885	$51,917

Net Income (Loss):
Anchor Systems	$19,524	$12,345	$38,311	$21,092
Growth Systems	933	680	1,734	1,403
Additional Systems	4,448	(171)	6,076	(333)
Other (*)	—	178	—	320
Total Net Income	$24,905	$13,032	$46,121	$22,482

Depreciation Expense:
Anchor Systems	$2,607	$1,182	$5,004	$2,341
Growth Systems	495	477	939	926
Additional Systems	565	—	718	—
Other (*)	—	20	—	30
Total Depreciation Expense	$3,667	$1,679	$6,661	$3,297

Capital Expenditures for Segment Assets:
Anchor Systems	$39,754	$39,066	$69,053	$71,109
Growth Systems	7,333	2,858	18,970	7,434
Additional Systems	29,276	25,965	50,146	32,458
Other (*)	—	3,047	—	7,239
Total Capital Expenditures	$76,363	$70,936	$138,169	$118,240

(*)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	June 30, 2015	December 31, 2014
Segment Assets
Anchor Systems	$487,953	$430,350
Growth Systems	104,441	119,550
Additional Systems	185,890	136,904
Total Segment Assets	$778,284	$686,804

NOTE 13 — REVOLVING CREDIT FACILITY
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
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.00 to 1.00 and (B) during a qualified acquisition period, 5.50 to 1.00. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.00 to 1.00. We were in compliance with all relevant covenants at June 30, 2015.
The outstanding balance of our revolving credit facility and interest rates on the amounts drawn from our revolver consist of the following:

	June 30, 2015		December 31, 2014
(thousands, except percentages)	Debt	Interest Rate (1)	Debt	Interest Rate (1)
Credit Facility	$23,000	3.75%	$31,300	3.75%
(1) At June 30, 2015 and December 31, 2014, borrowings accrued interest at the prime rate. The average interest rate for the three and six months period ended June 30, 2015 were 2.98% and 3.36%, respectively.
As of June 30, 2015, we had outstanding debt issuance costs of $694 which were incurred as part of the issuance of this credit facility and are currently being amortized over the term of the credit facility. The Partnership amortized $41 and $82 during the three and six months ended June 30, 2015.
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
The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The value of the phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the grant date. The Partnership accounted for these awards as equity awards and recorded compensation expense based on the fair value of the awards at the grant date fair value. Based on the vesting requirements, the Partnership amortized $96 for the three months ended June 30, 2015 and $192 for the six months ended June 30, 2015 and is included in general and administrative expense - related party.
As of June 30, 2015, 33,697 units have been issued under our LTIP. The weighted average fair value of these grants, based on the Partnership's common unit price on the grant date was $19.98.
NOTE 15 — SUBSEQUENT EVENTS
On July 14, 2015, the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, declared a cash distribution to the Partnership’s unitholders for the second quarter of 2015 of $0.22 per common and subordinated unit. The cash distribution will be paid on August 14, 2015 to unitholders of record at the close of business on August 5, 2015.

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
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of natural gas and condensate that we gather for our Sponsors and is primarily affected by upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. Our Sponsors’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.
In order to meet our contractual obligations under our gathering agreements with our Sponsors related to new wells drilled on our dedicated acreage, we will be required to incur capital expenditures to extend our gathering systems and facilities to the new wells they drill. Our Sponsors will be responsible for their proportionate share of the total capital expenditures associated with the ongoing build-out of our midstream systems representing their 25%, 95% and 95% ownership interests in the Anchor, Growth and Additional Systems, respectively. Since our IPO we have reduced our 2015 anticipated capital expenditures in the Growth and Additional systems due to the deferral of certain pipeline system projects driven by our Sponsors' reduced drilling activity, including the Tygart Valley System. This resulted in a $2 million decrease to the Partnership's anticipated capital expenditures for 2015.
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
Expenses
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
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. At June 30, 2015, we had an outstanding balance of $23 million and available borrowing capacity of $227 million under our $250 million revolving credit facility.
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

Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Variance	Percent Change
	($ in thousands)
Revenue
Gathering Revenue — Related Party	$47,717	$27,811	$19,906	71.6%
Total Revenue	47,717	27,811	19,906	71.6%
Expenses
Operating Expense — Third Party	8,940	6,082	2,858	47.0%
Operating Expense — Related Party	6,940	5,893	1,047	17.8%
General and Administrative Expense — Third Party	1,223	8	1,215	15,187.5%
General and Administrative Expense — Related Party	1,995	1,117	878	78.6%
Depreciation Expense	3,667	1,679	1,988	118.4%
Interest Expense	47	—	47	100.0%
Total Expense	22,812	14,779	8,033	54.4%
Net Income	$24,905	$13,032	$11,873	91.1%
Less: Net Income Attributable to Noncontrolling Interest	9,993	—	9,993	100.0%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$14,912	$13,032	$1,880	14.4%
Operating Statistics - Gathered Volumes for the Three Months Ended June 30, 2015

	Anchor	Growth	Additional	Other	TOTAL
Dry Gas (BBtu/d)	395	92	8	—	495
Wet Gas (BBtu/d)	334	11	163	—	508
Condensate (MMcfe/d)	9	—	14	—	23
Total Gathered Volumes	738	103	185	—	1,026
Operating Statistics - Gathered Volumes for the Three Months Ended June 30, 2014

	Anchor	Growth	Additional	Other	TOTAL
Dry Gas (BBtu/d)	318	55	—	4	377
Wet Gas (BBtu/d)	214	—	—	5	219
Condensate (MMcfe/d)	—	—	—	—	—
Total Gathered Volumes	532	55	—	9	596
Revenue     Gathering revenue — related party was approximately $47.7 million for the three months ended June 30, 2015 compared to approximately $27.8 million for the three months ended June 30, 2014. The approximate $19.9 million increase was primarily due to a 430 BBtu/d increase in throughput volumes. The increase in throughput volumes was due to a 118 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production areas and 312 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas, which is primarily contained within our Anchor Systems. Of the dry gas change, 77 BBtu/d was related to the Anchor Systems, 37 BBtu/d was related to the Growth Systems, and 8 BBtu/d was related to the Additional Systems. Of the wet gas and condensate change, 129 BBtu/d was related to the Anchor Systems and 188 BBtu/d was related to our Growth and Additional Systems. The remaining volumes were related to assets retained by our Predecessor. Our Sponsors have established a drilling and development program on our dedicated acreage. As a result, our revenue increases with increases in our Sponsors’ production on our dedicated acreage.
Operating Expense    Operating expense is comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services. Total operating expense was approximately $15.9 million for the three months ended June 30, 2015 compared to approximately $12.0 million for the three months ended June 30, 2014. The increase in total operating expense is primarily due to the increase in throughput volumes. Included in operating expense was $3.6 million of electrical compression for the three months ended June 30, 2015 and $2.6 million for the three months ended June 30, 2014.
General and Administrative Expense    General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $3.2 million for the three months ended June 30, 2015 compared to approximately $1.1 million for the three months ended June 30, 2014. The approximate $2.1 million increase was primarily due to additional legal and professional fees associated with being a public company.
Depreciation    Depreciation is recognized on gathering and other equipment that is reflected on straight-line basis with the useful lives ranging from 25-40 years. Total depreciation expense was approximately $3.7 million for the three months ended June 30, 2015 compared to approximately $1.7 million for the three months ended June 30, 2014. The increase of $2.0 million was primarily related to an increase in assets placed into service.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Variance	Percent Change
	($ in thousands)
Revenue
Gathering Revenue — Related Party	$90,885	$51,917	$38,968	75.1%
Total Revenue	90,885	51,917	38,968	75.1%
Expenses
Operating Expense — Third Party	17,470	11,428	6,042	52.9%
Operating Expense — Related Party	13,984	12,523	1,461	11.7%
General and Administrative Expense — Third Party	2,565	829	1,736	209.4%
General and Administrative Expense — Related Party	3,972	1,358	2,614	192.5%
Depreciation Expense	6,661	3,297	3,364	102.0%
Interest Expense	112	—	112	100.0%
Total Expense	44,764	29,435	15,329	52.1%
Net Income	$46,121	$22,482	$23,639	105.1%
Less: Net Income Attributable to Noncontrolling Interest	16,997	—	16,997	100.0%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$29,124	$22,482	$6,642	29.5%
Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2015

	Anchor	Growth	Additional	Other	TOTAL
Dry Gas (BBtu/d)	388	85	10	—	483
Wet Gas (BBtu/d)	330	7	136	—	473
Condensate (MMcfe/d)	10	—	8	—	18
Total Gathered Volumes	728	92	154	—	974
Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2014

	Anchor	Growth	Additional	Other	TOTAL
Dry Gas (BBtu/d)	308	50	—	4	362
Wet Gas (BBtu/d)	189	—	—	4	193
Condensate (MMcfe/d)	—	—	—	—	—
Total Gathered Volumes	497	50	—	8	555
Revenue     Gathering revenue — related party was approximately $90.9 million for the six months ended June 30, 2015 compared to approximately $51.9 million for the six months ended June 30, 2014. The approximate $39.0 million increase was primarily due to a 419 BBtu/d increase in throughput volumes. The increase in throughput volumes was due to a 121 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production areas and 298 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas, which is primarily contained within our Anchor Systems. Of the dry gas change, 80 BBtu/d was related to the Anchor Systems, 35 BBtu/d was related to the Growth Systems, and 10 BBtu/d was related to the Additional Systems. Of the wet gas and condensate change, 151 BBtu/d was related to the Anchor Systems and 151 BBtu/d was related to our Growth and Additional Systems. The remaining volumes were related to assets retained by our Predecessor. Our Sponsors have established a drilling and development program on our dedicated acreage. As a result, our revenue increases with increases in our Sponsors’ production on our dedicated acreage.
Operating Expense    Operating expense is comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services. Total operating expense was approximately $31.5 million for the six months ended June 30, 2015 compared to approximately $24.0 million for the six months ended June 30, 2014. The increase in total operating expense is primarily due to the increase in throughput volumes. Included in operating expense was $7.1 million of electrical compression for the six months ended June 30, 2015 and $5.7 million for the six months ended June 30, 2014.
General and Administrative Expense    General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $6.5 million for the six months ended June 30, 2015 compared to approximately $2.2 million for the six months ended June 30, 2014. The approximate $4.3 million increase was primarily due to additional legal and professional fees associated with being a public company.
Depreciation    Depreciation is recognized on gathering and other equipment that is reflected on straight-line basis with the useful lives ranging from 25-40 years. Total depreciation expense was approximately $6.7 million for the six months ended June 30, 2015 compared to approximately $3.3 million for the six months ended June 30, 2014. The increase of $3.4 million was primarily related to an increase in assets placed into service.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net Income	$24,905	$13,032	$46,121	$22,482
Add:
Interest Expense	47	—	112	—
Depreciation Expense	3,667	1,679	6,661	3,297
EBITDA	28,619	14,711	52,894	25,779
Less: Net Income Attributable to Noncontrolling Interest	9,993	—	16,997	—
Less: Interest Expense Attributable to Noncontrolling Interest	14	—	33	—
Less: Depreciation Expense Attributable to Noncontrolling Interest	1,659	—	2,825	—
EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$16,953	$14,711	$33,039	$25,779
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	2,148	1,399	4,139	2,562
Distributable Cash Flow	$14,805	$13,312	$28,900	$23,217

Net Cash Provided by Operating Activities	$50,254	$17,897	$60,460	$38,632
Adjustments:
Less: Interest Expense	47	—	112	—
Less: Other, Including Changes in Working Capital	21,588	3,186	7,454	12,853
EBITDA	28,619	14,711	52,894	25,779
Less: Net Income Attributable to Noncontrolling Interest	9,993	—	16,997	—
Less: Interest Expense Attributable to Noncontrolling Interest	14	—	33	—
Less: Depreciation Expense Attributable to Noncontrolling Interest	1,659	—	2,825	—
EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$16,953	$14,711	$33,039	$25,779
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	2,148	1,399	4,139	2,562
Distributable Cash Flow	$14,805	$13,312	$28,900	$23,217
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
The minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the number of common units, subordinated units and the general partner interest outstanding. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
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
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.00 to 1.00 and (B) during a qualified acquisition period, 5.50 to 1.00. We define this as our consolidated leverage ratio which is calculated as total funded outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The leverage ratio was 0.35 to 1.00 at June 30, 2015. Based on this ratio, the Partnership had the maximum amount of revolving credit available for borrowing at June 30, 2015, of which $23.0 million had been drawn. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.00 to 1.00. We define this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The interest coverage ratio was 484.42 to 1.0 at June 30, 2015.
Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities:	$60,460	$38,632	$21,828
Net cash used in investing activities:	$(138,169)	$(118,240)	$(19,929)
Net cash provided by financing activities:	$74,618	$83,000	$(8,382)
Net cash provided by operating activities increased $21.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to the $23.6 million increase in net income, the $3.4 million increase in depreciation, the $6.0 million increase in accounts payable, and the $4.6 million decrease in receivables - related party. These cash flows were offset by the $16.6 million increase in inventory. The remaining change is due to various other working capital adjustments.
Cash used in investing activities increased $19.9 million due to capital expenditures related to the expansion of our midstream systems. The expansion is in direct response to our Sponsors’ growing production on our dedicated acreage in the Marcellus Shale.
Cash provided by financing activities decreased $8.4 million. Additional investments from our Sponsors of $25.3 million were more than offset by cash distributions paid to unitholders of $25.4 million and payments made on our revolving credit facility of $8.3 million.
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

For the three months ended June 30, 2015, total capital expenditures were $76.4 million on a 100% basis, which includes 100% of the capital expenditures associated with the Anchor Systems, Growth Systems and Additional Systems of which CONE Midstream Partners LP owns a controlling interest of 75%, 5% and 5%, respectively. Total capital expenditures consisted of gathering, compression and processing assets of $66.5 million, land assets of $9.3 million and permitting assets of $0.6 million. The gathering asset expenditures attributable to the Partnership were primarily associated with the construction of new pipeline infrastructure to connect new well pad sites and central receipt points on our Anchor Systems. Approximately $2.1 million of these capital expenditures were maintenance capital expenditures.
For the six months ended June 30, 2015, total capital expenditures were $138.2 million on a 100% basis, which includes 100% of the capital expenditures associated with the Anchor Systems, Growth Systems and Additional Systems of which CONE Midstream Partners LP owns a controlling interest of 75%, 5% and 5%, respectively. Total capital expenditures consisted of gathering, compression and processing assets of $117.1 million, land assets of $18.8 million and permitting assets of $2.3 million. The gathering asset expenditures attributable to the Partnership were primarily associated with the construction of new pipeline infrastructure to connect new well pad sites and central receipt points on our Anchor Systems. Approximately $4.1 million of these capital expenditures were maintenance capital expenditures.
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

Contractual Obligations
The following table details the future projected payments associated with our contractual obligations as of June 30, 2015:

	Payments Due by Year
(in thousands)	< 1 year	1-3 years	3-5 years	Total
Land Commitments	$6,871	$18,084	$—	$24,955
Credit Facility	—	—	23,000	23,000
Operating Lease Obligations(1)	5,342	5,948	—	11,290
Total Contractual Obligations	$12,213	$24,032	$23,000	$59,245
(1) We lease various equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Note 11 - Leases to the unaudited Consolidated Financial Statements included in this report.
Critical Accounting Policies
The Partnership’s critical accounting policies are described in the notes to the Partnership’s Consolidated Financial Statements for the year ended December 31, 2014 contained in the Partnership’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2015.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.
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
Interest Rate Risk
At the closing of our IPO on September 30, 2014, we entered into a $250 million revolving credit facility. Assuming our outstanding balance on the revolving credit facility of $23.0 million, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $230 thousand. As a result, our results of operations, cash flows and financial condition and, as a result, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
The Federal Endangered Species Act (ESA) and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify gas well pad siting or pipeline right of ways, mining plans, or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on species that have been identified and the current application of endangered species laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to produce gas or mine coal from our properties. However, In April 2015 the US Fish and Wildlife Service (USFWS) announced a Section 4(d) threatened listing final rule for the Northern Long-Eared Bat throughout our operations area. This listing will establish habitat protection for the species but will not prevent the cause of the decline in the population of the Long-Eared bat, which is due to a disease commonly referred to as White Nose Syndrome (WNS). This listing could lead to significant timing and critical path hurdles, ultimately limiting the ability to clear timber for construction activities.
In April 2015 the USFWS also proposed the listing of Big Sandy Crayfish and Guyandotte River Crayfish as endangered under the ESA. USFWS has stated that the primary threats to crayfishes throughout their respective ranges are land-disturbing activities that increase erosion and sedimentation, which degrades the stream habitat required by both species. Identified sources of ongoing erosion and sedimentation that occur throughout the ranges of the species include active surface coal mining, commercial forestry, unpaved roads, gas and oil development, and road construction. This has the potential to disrupt future mining and natural gas activities in Central Appalachia.
In response to a spill by Freedom Industries of crude 4-methylcyclohexanemethanol (MCHM) to the Elk River in January 2014, West Virginia signed into law Senate Bill 373 (also known as the Above Ground Storage Tank Act), which requires that all above ground storage tanks (ASTs) be registered with the West Virginia Department of Environmental Protection (WV DEP) and meet additional requirements. This Act took effect on June 6, 2014. In October 2014, West Virginia (WV) DEP filed a Final Interpretive Rule (47CSR62) addressing initial inspection, certification and spill prevention response plan requirements. On March 14, 2015, the WV Legislature passed Senate Bill 423 to amend the “unintended consequences” of the AST Act on the economy of WV which became effective June 12, 2015. However, with over 4,000 impacted ASTs currently operational in WV and more needed for oil and gas production, this proposed final rule could still have significant cost associated with its requirements. On June 25, 2015 DEP proposed three AST rules to cover establishment of regulatory program, fees, and enforcement authority. DEP plans to issue a final rule to be effective in 2016.
CONSOL Energy, one of our Sponsors, utilizes pipelines extensively for its gas, water, and coal businesses; and as such must obtain permits with associated mitigation from the Army Corps of Engineers (ACOE) for impacts to streams and wetlands that are unavoidable. In 2013, the EPA issued a draft report entitled Connectivity of Streams and Wetlands to Downstream Waters, which affects a proposed rulemaking that would expand the scope of the Clean Water Act (CWA) to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal Waters of the U.S. On June 29, 2015 EPA published the final WotUS rule which is effective August 28, 2015. This rulemaking will likely cause states that have jurisdiction over their own waters to make regulatory changes to their already robust regulatory programs and add unwarranted delays to the permitting process and extend review times even further for regulatory agencies already under resourced, and lead to additional mitigation cost and severely limit CONSOL’s and CONE Midstream's ability to avoid regulated jurisdictional waters.
In April 2015, the EPA proposed a CWA regulation (Effluent Limitations Guidelines and Standards for the Oil and Gas Extraction Point Source Category) establishing pretreatment standards that would prohibit the indirect discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned treatment works (POTWs). While discharges to POTWs are not currently utilized, unconventional oil and gas extraction wastewater can be generated in large quantities. It is unclear how the newly proposed rule could affect future water use and disposal practices.
Federal and state regulations for horizontal well drilling and well site construction have been proposed and are currently being considered. These regulations could negatively affect our Sponsors financial condition and results of operations. On April 4, 2015 PA published an advanced notice of final rulemaking on revisions to the Environmental Protection Performance Standards at Oil and Gas Well Sites (Chapters 78 and 78a) that could have significant impacts on how oil and natural gas companies currently operate in PA. On June 26, 2015 WV proposed amendments to regulations under 35 WVCSR 8 regarding standards for Horizontal Well Development. In May 2015 OH passed Horizontal Well Site Construction Rules which will become effective in July 2015. OH is also in the process of reviewing and possibly adopting additional developing additional horizontal development rules.
Changes in federal or state income tax laws, particularly in the area of percentage depletion and intangible drilling costs, could cause our Sponsors financial position and profitability to deteriorate.
The passage of legislation or any other similar changes in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available with respect to natural gas, oil or coal exploration and development. Any such change could negatively affect our Sponsors financial condition and results of operations.
In February 2012, the PA state legislature passed a new natural gas impact fee in PA, where a substantial portion of our acreage in the Marcellus Shale is located. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. The fee is on a sliding scale set by the Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average New York Mercantile Exchange’s natural gas prices from the last day of each month. The estimated total fees per well based on today’s current natural gas price is $310,000 over the 15 year period. The passage of this legislation increases the financial burden of our Sponsors on their operations in the Marcellus Shale.
Additionally, legislation has been proposed in OH and PA to introduce a new severance tax on the oil and gas industry. The proposed rates have varied from 2.5 - 7.5 percent and would represent a significant increased financial burden to our Sponsors beyond what is already in place.

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
Dated: August 5, 2015

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