Form 10-Q
period 2015-09-30
CONE Midstream Partners LP
filed 2015-11-03
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒
CONE Midstream Partners LP had 29,163,121 common units, 29,163,121 subordinated units and a 2% general partner interest outstanding at November 3, 2015.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Gathering Revenue — Related Party	$53,753	$35,770	$144,638	$87,687
Total Revenue	53,753	35,770	144,638	87,687
Expenses
Operating Expense — Third Party	4,736	6,908	22,205	18,336
Operating Expense — Related Party	8,095	6,030	22,079	18,553
General and Administrative Expense — Third Party	968	107	3,533	936
General and Administrative Expense — Related Party	2,413	1,599	6,385	2,957
Depreciation Expense	3,769	1,808	10,430	5,105
Interest Expense	158	—	270	—
Total Expense	20,139	16,452	64,902	45,887
Net Income	33,614	19,318	79,736	41,800
Less: Net Income Attributable to Noncontrolling Interest	13,957	82	30,954	82
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$19,657	$19,236	$48,782	$41,718

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$19,657	$127	$48,782	$127
Less: General Partner Interest in Net Income	393	3	976	3
Limited Partner Interest in Net Income	$19,264	$124	$47,806	$124

Net Income per Limited Partner Unit - Basic	$0.33	$—	$0.82	$—
Net Income per Limited Partner Unit - Diluted	$0.33	$—	$0.82	$—

Limited Partner Units Outstanding - Basic	58,326	58,326	58,326	58,326
Limited Partner Unit Outstanding - Diluted	58,333	58,326	58,331	58,326

Cash Distributions Declared per Unit (2)	$0.2280	N/A	$0.6605	N/A

(1)	Includes general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

(2)	Represents the cash distributions declared related to the period presented. See Note 15.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except number of units)

	(unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$1,205	$3,252
Receivables — Related Party (Note 6)	32,220	58,749
Inventory	18,916	—
Prepaid Expenses	740	1,280
Other Current Assets	164	164
Total Current Assets	53,245	63,445
Property and Equipment:
Property and Equipment (Note 7)	853,999	639,735
Less — Accumulated Depreciation	27,102	16,989
Property and Equipment — Net	826,897	622,746
Other Non-Current Assets	569	613
TOTAL ASSETS	$880,711	$686,804

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$74,772	$70,635
Accounts Payable — Related Party (Note 8)	8,778	2,106
Total Current Liabilities	83,550	72,741
Other Liabilities:
Revolving Credit Facility (Note 13)	56,500	31,300
Total Liabilities	140,050	104,041
Partners' Capital:
Common Units (29,163,121 Units Issued and Outstanding at September 30, 2015 and December 31, 2014)	394,948	389,612
Subordinated Units (29,163,121 Units Issued and Outstanding at September 30, 2015 and December 31, 2014)	(87,259)	(92,285)
General Partner Interest	(3,567)	(3,772)
Partners' Capital Attributable to CONE Midstream Partners LP	304,122	293,555
Noncontrolling Interest	436,539	289,208
Total Partners' Capital	740,661	582,763
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$880,711	$686,804

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(dollars in thousands)
(unaudited)

	Partners' Capital
	Limited Partners		General	Noncontrolling
	Common	Subordinated	Partner	Interest	Total
Balance at December 31, 2014	$389,612	$(92,285)	$(3,772)	$289,208	$582,763
Net Income	23,903	23,903	976	30,954	79,736
Investment by Partners and Noncontrolling Interest Holders (1)	—	—	—	116,377	116,377
Distributions to Unitholders	(18,877)	(18,877)	(771)	—	(38,525)
Unit Based Compensation	310	—	—	—	310
Balance at September 30, 2015	$394,948	$(87,259)	$(3,567)	$436,539	$740,661

(1) Investment includes an outstanding cash call as of September 30, 2015. See Note 6 - Receivables - Related Party.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$79,736	$41,800
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation Expense and Amortization of Debt Issuance Costs	10,553	5,105
Unit-Based Compensation	310	—
Changes in Operating Assets:
Receivables — Related Party	(1,102)	315
Inventory	(18,916)	—
Prepaid Expenses	540	(482)
Non-Current Assets	(80)	(168)
Changes in Operating Liabilities:
Accounts Payable	23,443	14,402
Accounts Payable — Related Party	4,784	1,391
Net Cash Provided by Operating Activities	99,268	62,363
Cash Flows from Investing Activities:
Capital Expenditures	(232,950)	(185,702)
Net Cash Used in Investing Activities	(232,950)	(185,702)
Cash Flows from Financing Activities:
Partners' Investments	144,960	120,626
Proceeds from Issuance of Common Units, Net of Offering Costs	—	412,741
Distributions of Proceeds	—	(407,971)
Distributions to Unitholders	(38,525)	—
Proceeds from Revolver	25,200	—
Payment of Revolver Fees	—	(685)
Net Cash Provided By Financing Activities	131,635	124,711
Net (Decrease) Increase in Cash	(2,047)	1,372
Cash at Beginning of Period	3,252	5,976
Cash at End of Period	$1,205	$7,348
Refer to Note 9 - Supplemental Cash Flow Information for descriptions of non-cash transactions.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION
Description of Business
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

On September 30, 2014, the Partnership closed its initial public offering ("IPO") of common units representing limited partner interests. The Partnership's general partner is CONE Midstream GP LLC (the "general partner"), a wholly owned subsidiary of CONE Gathering LLC ("CONE Gathering"). CONE Gathering, a Delaware limited liability company, is a joint venture formed by our Sponsors in September 2011 and represents the predecessor for accounting purposes (the "Predecessor") of CONE Midstream Partners LP. References in these consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in these consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
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
Initial Public Offering
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

•	through its ownership of our general partner, all of the Partnerships' incentive distribution rights; and

•	an aggregate cash distribution of $408.0 million.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). To conform to these accounting principles, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. These estimates are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates. Actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.
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
Under the Jumpstart Our Business Startups Act ("JOBS Act"), for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the Securities and Exchange Commission's ("SEC") reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
The Partnership will remain an emerging growth company for up to five years from the date of our initial public offering, although we will lose that status sooner if:

•	we have more than $1.0 billion of revenues in a fiscal year;

•	the limited partner interests held by non-affiliates have a market value of more than $700 million; or

•	we issue more than $1.0 billion of non-convertible debt over a three-year period.
The JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Partnership irrevocably elected to “opt out” of this exemption and, therefore, is and will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Principles of Consolidation
The consolidated financial statements include the accounts of CONE Midstream Partners LP and all of its controlled subsidiaries. Transactions between the Partnership and its Sponsors have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 4.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates.
Revenue Recognition
Revenues are recognized for the transportation of natural gas and other hydrocarbons based on the delivery of actual volumes transported at a contracted throughput rate. Operating fees received are recorded in gathering revenue — related party in the period the service is performed.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. When applicable, we reserve for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected, such as customer bankruptcies. Collectability is determined based on terms of sale, credit status of customers and various other circumstances. We regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.
Inventory
Inventory is stated at the lower of cost or market and consists of pipe purchased for a pipeline project that has been delayed.  The cost is determined primarily under the specific identification method.  The Partnership expects the pipe will be used in an alternative project or sold to a third party.
Property and Equipment
Property and equipment is recorded at cost upon acquisition. Expenditures which extend the useful lives of existing property and equipment are capitalized.
Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives or lease terms of the assets.
When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized as gain or loss. There were no retirements or disposals during the periods presented.
The Partnership evaluates whether long-lived assets have been impaired and determines if the carrying amount of its assets may not be recoverable. For such long-lived assets, impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of the long-lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value.
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
Variable Interest Entities
The Anchor, Growth and Additional Limited Partnerships (the "Limited Partnerships"), which are variable interest entities, are consolidated by CONE Midstream Partners LP through its ownership of CONE Midstream Operating Company LLC. CONE Midstream Operating Company LLC, through its general partner ownership interest in each of the Anchor, Growth and Additional Limited Partnerships, has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships. CONE Midstream Operating Company LLC is considered to be the primary beneficiary for accounting purposes.

Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of September 30, 2015, we had no material environmental matters that required specific disclosure or requiring the recognition of a liability.
Asset Retirement Obligations
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
Income Taxes
Our operations as a limited partnership, and our Predecessor, as a limited liability company, are treated as partnerships for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Accordingly, no provision for federal or state income taxes has been recorded in the consolidated financial statements.
Cash Distributions

Our partnership agreement requires that we distribute all of our available cash within 45 days after the end of each quarterly period to unitholders of record on the applicable record date. This requirement forms the basis of our cash distribution policy and reflects a basic judgment that our unitholders will be better served by distributing our available cash rather than retaining it because, among other reasons, we believe we will generally finance any expansion capital expenditures from external financing sources. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including the payment of expenses to our general partner. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions in this or any other amount, and the board of directors of our general partner has considerable discretion to determine the amount of our available cash each quarter. In addition, the board of directors of our general partner may change our cash distribution policy at any time, subject to the requirement in our partnership agreement to distribute all of our available cash quarterly.

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
Subordinated Units
Our partnership agreement provides that, during the subordination period, the common unitholders will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2125 per unit, which is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, when certain distribution requirements, as defined in the partnership agreement, have been met.
Subordination Period
Except as described below, the subordination period began on the closing date of the IPO and will extend until the first business day following the distribution of available cash in respect of any quarter beginning after September 30, 2017, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and the corresponding distributions on the 2% general partner interest equaled or exceeded $0.85 (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the adjusted operating surplus (as defined below) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $0.85 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units and the corresponding distributions on the 2% general partner interest during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Termination of the Subordination Period
The subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending September 30, 2015, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and the corresponding distributions on the 2% general partner interest equaled or exceeded $1.275 (150% of the annualized minimum quarterly distribution), plus the related distributions on the incentive distribution rights, for the four-quarter period immediately preceding that date;

•
the adjusted operating surplus (as defined below) generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $1.275 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units and the corresponding distributions on the 2% general partner interest during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Expiration of the Subordination Period
When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.

Adjusted Operating Surplus
Adjusted operating surplus is intended to reflect the cash generated from operations during a particular period and therefore excludes net drawdowns of reserves of cash established in prior periods. Adjusted operating surplus for a period consists of:

•	operating surplus generated with respect to that period; less

•	any net increase in working capital borrowings with respect to that period; less

•	any net decrease in cash reserves for operating expenditures with respect to that period not relating to an operating expenditure made with respect to that period; plus

•	any net decrease in working capital borrowings with respect to that period; plus

•
any net decrease made in subsequent periods to cash reserves for operating expenditures initially established with respect to that period to the extent such decrease results in a reduction in adjusted operating surplus in subsequent periods; plus

•	any net increase in cash reserves for operating expenditures with respect to that period required by any debt instrument for the repayment of principal, interest or premium.

Incentive Distribution Rights ("IDRs")
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current reporting classifications with no effect on previously reported net income or partners' capital.
Recent Accounting Pronouncements
In May 2014, the FASB issued 2014-09 "Revenue from Contracts with Customers (Topic 606)". The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for annual reporting periods beginning after December 15, 2018, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. We are currently evaluating the method of adoption and impact that this new standard will have on our financial statements.

In April 2015, the FASB issued ASU 2015-06 "Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions".  ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners, which is typically the earnings per unit measure presented in the financial statements, would not change as a result of the dropdown transaction. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015 and is required to be applied retrospectively. The Partnership believes adoption of this new standard will not have a material impact on the Partnership's financial statements.

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-3"), which attempted to simplify the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU No. 2015-15 "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarified ASU 2015-3 as it relates to line-of-credit arrangements. ASU 2015-15 states that the SEC staff would not object to an entity's decision to continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Because this is how the Partnership has historically accounted for debt issuance costs, adoption of this standard will not have any impact on reported results or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU will be effective for annual reporting periods beginning after December 15, 2015, including interim periods therein. The Partnership believes adoption of this new standard will not have a material impact on the Partnership's financial statements.

NOTE 3 — NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
We allocate net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate net income to our limited partners, our general partner and the holders of our IDRs in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and the holders of the IDRs in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There were 13,258 and 34,940 phantom units included in the calculation of diluted net income per limited partner unit for the respective three and nine months ended September 30, 2015. There were 21,682 phantom units that were not included in the calculation for the three months ended September 30, 2015 because the effect would have been antidilutive.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

(dollars in thousands, except per unit information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$19,657	$127	$48,782	$127
Less: General Partner Interest in Net Income	393	3	976	3
Limited Partner Interest in Net Income	$19,264	$124	$47,806	$124

Net Income Allocable to Common Units	$9,632	$62	$23,903	$62
Net Income Allocable to Subordinated Units	9,632	62	23,903	62
Limited Partner Interest in Net Income	$19,264	$124	$47,806	$124

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	29,163	29,163	29,163	29,163
Subordinated Units	29,163	29,163	29,163	29,163
Total	58,326	58,326	58,326	58,326
Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	29,170	29,163	29,168	29,163
Subordinated Units	29,163	29,163	29,163	29,163
Total	58,333	58,326	58,331	58,326

Net Income Per Limited Partner Unit — Basic and Diluted
Common Units	$0.33	$—	$0.82	$—
Subordinated Units	$0.33	$—	$0.82	$—

(1)	Includes general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

NOTE 4 — RELATED PARTY
In the ordinary course of business, the Partnership has transactions with related parties that result in affiliate transactions. Related parties during each of the periods presented included CONSOL and certain of its subsidiaries and Noble Energy, to whom we provide natural gas gathering and compression services.
Transactions with related parties, other than certain transactions with CONSOL and Noble Energy related to administrative services, were conducted on terms which management believes are comparable to those with unrelated parties. We believe such costs would not have been materially different had they been calculated on a stand-alone basis.
Charges for services from CONSOL included in operating expenses — related party were $8.1 million and $6.0 million for the three months ended September 30, 2015 and 2014 and $22.1 million and $18.6 million for the nine months ended September 30, 2015 and 2014, respectively. There were no charges from Noble Energy included in operating expenses — related party for the three and nine months ended September 30, 2015 and 2014.
During the nine months ended September 30, 2015, CONSOL purchased $2.2 million of supply inventory from the Partnership, none of which occurred in the quarter ended September 30, 2015. Purchases of supply inventory from a CONSOL subsidiary were $1.1 million for the three months ended September 30, 2014 and $3.6 million for the nine months ended September 30, 2014 and were included in operating expenses — related party.
Additionally, charges by each Sponsor included in general and administrative expense - related party consisted of the following:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CONSOL	$2,278	$1,599	$5,974	$2,957
Noble Energy	135	—	411	—
Total General and Administrative Expense — Related Party	$2,413	$1,599	$6,385	$2,957
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

Under the CNX Gas Gathering Agreement, the Partnership charges a fee based on the type and scope of midstream services provided. For the services provided (a) with respect to natural gas that does not require downstream processing, the Partnership receives a fee of $0.40 per MMBtu, (b) with respect to the natural gas that requires downstream processing, the Partnership receives a fee of $0.55 per MMBtu, except in the Pittsburgh International Airport and Moundsville (Marshall County, West Virginia) areas, where the fee is $0.275 per MMBtu and (c) with respect to condensate, the Partnership receives a fee of $5.00 per bbl in the Majorsville area and $2.50 per bbl in the Moundsville area.

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
Under the NBL Gas Gathering Agreement, the Partnership charges a fee based on the type and scope of midstream services provided. For the services provided (a) with respect to natural gas that does not require downstream processing, the Partnership receives a fee of $0.40 per MMBtu, (b) with respect to the natural gas that requires downstream processing, the Partnership receives a fee of $0.55 per MMBtu, except in the Pittsburgh International Airport and Moundsville (Marshall County, West Virginia) areas, where the fee is $0.275 per MMBtu and (c) with respect to condensate, the Partnership receives a fee of $5.00 per bbl in the Majorsville area and $2.50 per bbl in the Moundsville area.

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

NOTE 5 — CONCENTRATION OF CREDIT RISK
The Sponsors accounted for all of the Partnership’s revenue for the three and nine months ended September 30, 2015 and 2014. Revenues attributable to each Sponsor were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CONSOL	$26,985	$18,048	$73,746	$44,327
Noble Energy	26,768	17,722	70,892	43,360
Total Revenue	$53,753	$35,770	$144,638	$87,687

NOTE 6 — RECEIVABLES - RELATED PARTY
Receivables are primarily comprised of related party receivables from gathering fees and contribution activities and consisted of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014
Gathering Fees:
CONSOL	$9,858	$7,732
Noble Energy	18,268	13,697
Contributions Receivable:
CONSOL	1,826	16,141
Noble Energy	1,826	18,866
Other:
CONE Gathering LLC	442	2,313
Total Receivables — Related Party	$32,220	$58,749

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014	Estimated Useful Lives in Years
Land	$73,235	$47,701	N/A
Gathering equipment	529,874	298,897	25 — 40
Compression equipment	119,266	91,585	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	100,645	170,573	N/A
Total Property and Equipment	$853,999	$639,735
Less: Accumulated Depreciation
Gathering	$17,578	$9,848
Compression	6,249	4,486
Processing	3,275	2,655
Total Accumulated Depreciation	$27,102	$16,989

Property and Equipment, Net	$826,897	$622,746

NOTE 8 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014
Accounts Payable — Related Party
Capital expenditure & right of way transfer reimbursement to CNX Gas	$3,815	$561
Expense reimbursement to CONSOL	1,156	1,016
Capital expenditure reimbursement to CONE Gathering LLC	3,265	—
General and administrative services provided by CONSOL	492	432
General and administrative services provided by Noble	50	97
Total Accounts Payable — Related Party	$8,778	$2,106

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
As of September 30, 2015, we had a receivable of $3.7 million related to partners' investments from CONSOL and Noble Energy. Additionally, we had capital expenditures due to be reimbursed to CONE Gathering of $3.3 million, in addition to capital expenditures and right of way transfers due to be reimbursed to CONSOL of $3.8 million as of September 30, 2015.
As of September 30, 2014, a non-cash distribution of assets to CONE Gathering and a non-cash contribution of net assets from CONE Gathering were made in the amounts of $34.0 million and $514.2 million, respectively. In addition, IPO related expenses of $0.8 million have been excluded as non-cash transactions from financing activities on the statement of cash flows.
As of September 30, 2014, we had a receivable of $18.0 million related to partners' investments from CONSOL and Noble Energy. In addition, we received land from CNX Gas and Noble Energy valued at $4.6 million that was included within property and equipment, net.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 11 — LEASES
We have entered into various non-cancellable operating leases, which relate primarily to compression facilities. Future minimum lease payments under all of our operating leases at September 30, 2015 are as follows (dollars in thousands):

Minimum Lease Payments
2015 - 2016	$5,214
2016 - 2017	3,569
2017 - 2018	1,281
$10,064
Rental expense under operating leases was $2.3 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and $6.7 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively. These expenses are included within operating expense - third party on our consolidated statements of operations.

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
All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gathering Revenue - Related Party:
Anchor Systems	$40,327	$31,260	$110,211	$77,739
Growth Systems	3,467	2,589	10,355	7,281
Additional Systems	9,959	1,431	24,072	1,431
Other (*)	—	490	—	1,236
Total Gathering Revenue - Related Party	$53,753	$35,770	$144,638	$87,687

Net Income:
Anchor Systems	$25,680	$17,524	$63,992	$38,728
Growth Systems	1,586	990	3,320	2,339
Additional Systems	6,348	570	12,424	236
Other (*)	—	234	—	497
Total Net Income	$33,614	$19,318	$79,736	$41,800

Depreciation Expense:
Anchor Systems	$2,646	$1,218	$7,650	$3,440
Growth Systems	483	545	1,422	1,526
Additional Systems	640	—	1,358	—
Other (*)	—	45	—	139
Total Depreciation Expense	$3,769	$1,808	$10,430	$5,105

Capital Expenditures for Segment Assets:
Anchor Systems	$48,098	$26,679	$117,151	$97,836
Growth Systems	2,548	3,844	21,518	11,230
Additional Systems	44,135	33,657	94,281	66,134
Other (*)	—	3,282	—	10,502
Total Capital Expenditures	$94,781	$67,462	$232,950	$185,702

(*)
Other consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

(dollars in thousands)	September 30, 2015	December 31, 2014
Segment Assets
Anchor Systems	$545,820	$430,350
Growth Systems	102,562	119,550
Additional Systems	232,329	136,904
Total Segment Assets	$880,711	$686,804

NOTE 13 — REVOLVING CREDIT FACILITY
In connection with the closing of our IPO on September 30, 2014, we entered into a credit facility agreement which provides for a $250 million unsecured five year revolving credit facility that matures on September 30, 2019. Our revolving credit facility is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility will bear interest at our option at either:

•
the base rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.1250% to 1.00% depending on our most recent consolidated total leverage ratio; or

•
the LIBOR rate plus a margin varying from 1.1250% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

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
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.00 to 1.00 and (B) during a qualified acquisition period, 5.50 to 1.00. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.00 to 1.00. We were in compliance with all relevant covenants at September 30, 2015.
The outstanding balance of our revolving credit facility and interest rates on the amounts drawn from our revolver consist of the following:

	September 30, 2015		December 31, 2014
(dollars in thousands, except percentages)	Debt	Interest Rate (1)	Debt	Interest Rate (1)
Credit Facility	$56,500	3.75%	$31,300	3.75%
(1) At September 30, 2015 and December 31, 2014, borrowings accrued interest at JP Morgan’s prime rate. The average interest rate for the three and nine months period ended September 30, 2015 were 2.36% and 3.03%, respectively.
As of September 30, 2015, we had outstanding debt issuance costs of $0.7 million which were incurred as part of the issuance of our credit facility and are being amortized in interest expense through September 30, 2019, which is the maturity date of the credit facility.
NOTE 14 — LONG-TERM INCENTIVE PLAN
Under the CONE Midstream Partners LP 2014 Long-Term Incentive Plan (our “LTIP”), our general partner may issue long-term equity based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. These awards will be intended to compensate the recipients thereof for their continued service during the vesting period based on the performance of our common units and align their long-term interests with those of our unitholders. We will be responsible for the cost of awards granted under our LTIP and all determinations with respect to awards to be made under our LTIP will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator.
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
Since the IPO, the Partnership's general partner has granted 33,697 equity-based phantom units at a weighted average fair value of $19.98 that vest over periods of continued service with the Partnership. The value of the phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the grant date. Management intends to settle any vested phantom units in common units. The Partnership accounts for phantom units as equity awards and records compensation expense based on the fair value of the awards at their grant date fair value. Based on the vesting schedules of all awards, the Partnership recognized $0.1 million and $0.3 million of compensation expense for the three and nine months ended September 30, 2015, respectively, which is included in general and administrative expense - related party in the consolidated statements of operations.
NOTE 15 — SUBSEQUENT EVENTS
On October 28, 2015, the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, declared a cash distribution to the Partnership’s unitholders for the third quarter of 2015 of $0.2280 per common and subordinated unit. The cash distribution will be paid on November 13, 2015 to unitholders of record at the close of business on November 9, 2015.

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
On September 30, 2014, the Partnership closed its initial public offering ("IPO") of common units representing limited partner interests. References in this report to “our Partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering LLC ("CONE Gathering"), our predecessor for accounting purposes. References in this report to “our Partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. See Note 1 to the unaudited consolidated financial statements for more information
We generate all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements also include substantial acreage dedications in the Marcellus Shale.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes; (ii) EBITDA; (iii) distributable cash flow and (iv) operating expenses.
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of natural gas and condensate that we gather for our Sponsors and is primarily affected by upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. Our Sponsors’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas and natural gas liquids ("NGLs"), the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.
In order to meet our contractual obligations under our gathering agreements with our Sponsors related to new wells drilled on our dedicated acreage, we will be required to incur capital expenditures to extend our gathering systems and facilities to the new wells they drill. Our Sponsors will be responsible for their proportionate share of the total capital expenditures associated with the ongoing build-out of our midstream systems representing their 25%, 95% and 95% ownership interests in the Anchor, Growth and Additional Systems, respectively. Since our IPO we have reduced our 2015 anticipated capital expenditures in the Growth and Additional systems due to the deferral of certain pipeline system projects driven by our Sponsors' reduced drilling activity, including the Tygart Valley System in West Virginia.
We have secured significant acreage dedications from our Sponsors, which have dedicated to us approximately 516,000 net acres of their jointly owned Marcellus Shale acreage for an initial term of 20 years. In addition to our existing dedicated acreage, our gathering agreements provide that any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “dedication area” covering over 7,700 square miles in West Virginia and Pennsylvania will be automatically dedicated to us. We also have the right of first offer (“ROFO”) to provide midstream services to our Sponsors on our ROFO acreage, which currently includes approximately 186,000 net acres of our Sponsors’ jointly owned Marcellus Shale acreage and any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “ROFO area” covering over 18,300 square miles in West Virginia and Pennsylvania.

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

We actively monitor the activities of producers in the areas served by our gathering systems to pursue new supply opportunities.

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
Expenses
Operating Expense
We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Electrical compression, direct labor costs, ad valorem and property taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operations and maintenance expense. These expenses generally remain stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We seek to manage our operating expenditures on our midstream systems by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flows.
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
Ownership of Our Assets
Our Predecessor’s historical results of operations include all of the results of operations of CONE Gathering on a 100% basis, which includes 100% of the results of our Anchor Systems, Growth Systems and Additional Systems, as well as 100% of the results of certain ancillary midstream assets that CONE Gathering owns. In connection with the completion of the IPO, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. Consequently, our results of operations following the completion of the IPO reflect less than 100% of the results of our Anchor Systems, Growth Systems and Additional Systems and do not include any results of certain ancillary midstream assets that CONE Gathering owns.

Revenues
Our Predecessor’s results of operations reflect gathering revenues based on the same fixed fee per unit of throughput of natural gas it gathered, regardless of the liquids-content of the natural gas, as well as reimbursements for electrically-powered compression costs. Under the gathering agreements with our Sponsors, we receive separate fixed fees for wet gas and dry gas that we gather and another fixed fee per unit of throughput for condensate gathering and handling services at the applicable receipt points. Our Predecessor’s results of operations reflect the remittance of a net condensate price to our Sponsors for the condensate gathering and handling services provided by our Predecessor.
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
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. At September 30, 2015, we had an outstanding balance of $56.5 million and available borrowing capacity of $193.5 million under our $250.0 million revolving credit facility.
Other Factors Impacting Our Business
Based on assumptions made by us and information currently available to us. we expect our business to continue to be affected by the following key factors. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, actual results may vary materially from our expected results.
Our Sponsors’ Drilling and Development Plan
Our operations are primarily dependent upon our Sponsors’ natural gas production on our dedicated acreage in the Marcellus Shale, over which we have no control. Our Sponsors’ have established a drilling and development program on their upstream acreage, including on our dedicated acreage. Our Sponsors primarily rely on us to deliver the midstream infrastructure necessary to accommodate their continuing production growth in the Marcellus Shale. However, our Sponsors’ joint development agreement contains certain mechanisms that may cause their production on our dedicated acreage to be less than we anticipate.
Fluctuations in natural gas and/or NGL prices could affect production rates over time and levels of investment by our Sponsors and third parties in exploration for and development of new natural gas reserves. Persistent low commodity prices may cause our Sponsors or potential third-party customers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If our Sponsors delay drilling or temporarily shut in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our gathering agreements with our Sponsors do not contain minimum volume commitments.
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

Additionally, increased regulation of oil and natural gas producers in our areas of operation, including regulation associated with hydraulic fracturing, could reduce regional supply of oil and natural gas, which would negatively affect throughput on our gathering systems.

Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	Variance	Percent Change
	($ in thousands)
Revenue
Gathering Revenue — Related Party	$53,753	$35,770	$17,983	50.3%
Total Revenue	53,753	35,770	17,983	50.3%
Expenses
Operating Expense — Third Party	4,736	6,908	(2,172)	(31.4)%
Operating Expense — Related Party	8,095	6,030	2,065	34.2%
General and Administrative Expense — Third Party	968	107	861	804.7%
General and Administrative Expense — Related Party	2,413	1,599	814	50.9%
Depreciation Expense	3,769	1,808	1,961	108.5%
Interest Expense	158	—	158	100.0%
Total Expense	20,139	16,452	3,687	22.4%
Net Income	$33,614	$19,318	$14,296	74.0%
Less: Net Income Attributable to Noncontrolling Interest	13,957	82	13,875	16,920.7%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$19,657	$19,236	$421	2.2%
Operating Statistics - Gathered Volumes for the Three Months Ended September 30, 2015

	Anchor	Growth	Additional	Other	TOTAL
Dry Gas (BBtu/d)	480	82	6	—	568
Wet Gas (BBtu/d)	348	10	207	—	565
Condensate (MMcfe/d)	7	—	16	—	23
Total Gathered Volumes	835	92	229	—	1,156

Operating Statistics - Gathered Volumes for the Three Months Ended September 30, 2014

	Anchor	Growth	Additional	Other	TOTAL
Dry Gas (BBtu/d)	415	55	—	6	476
Wet Gas (BBtu/d)	258	—	31	4	293
Condensate (MMcfe/d)	9	—	—	—	9
Total Gathered Volumes	682	55	31	10	778

Revenue
Because our Sponsors have established a drilling and development program on our dedicated acreage, our revenue tends to increase with increases in our Sponsors’ production on our dedicated acreage.
Gathering revenue — related party was approximately $53.8 million for the three months ended September 30, 2015 compared to approximately $35.8 million for the three months ended September 30, 2014. The $18.0 million increase was primarily due to a 378 BBtu/d increase in throughput volumes, which was primarily due to a 286 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas and a 92 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production area. Of the wet gas and condensate change, 88 BBtu/d was related to the Anchor Systems, 10 BBtu/d was related to the Growth Systems, and 192 BBtu/d was related to the Additional Systems. Of the dry gas change, 65 BBtu/d was related to the Anchor Systems and 33 BBtu/d was related to our Growth and Additional Systems. The remaining volumes were related to assets retained by our Predecessor.

Operating Expense
Operating expense is comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services. Despite gathered volumes increasing 49% compared to the prior year quarter, total operating expense remained relatively flat at $12.8 million for the current quarter compared to $12.9 million for the prior year quarter, due primarily to reduced pricing on chemicals and the successful implementation of cost control initiatives by management throughout 2015. Included in operating expense was $4.3 million and $2.9 million of electrical compression in the quarters ended September 30, 2015 and 2014, respectively, that was passed through to the Sponsors.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $3.4 million for the three months ended September 30, 2015 compared to approximately $1.7 million for the three months ended September 30, 2014. The $1.7 million increase was primarily due to additional legal and professional fees associated with being a public company.

Depreciation
Depreciation is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $3.8 million for the three months ended September 30, 2015 compared to approximately $1.8 million for the three months ended September 30, 2014. The increase of $2.0 million was primarily related to an increase in assets placed into service.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	Variance	Percent Change
	($ in thousands)
Revenue
Gathering Revenue — Related Party	$144,638	$87,687	$56,951	64.9%
Total Revenue	144,638	87,687	56,951	64.9%
Expenses
Operating Expense — Third Party	22,205	18,336	3,869	21.1%
Operating Expense — Related Party	22,079	18,553	3,526	19.0%
General and Administrative Expense — Third Party	3,533	936	2,597	277.5%
General and Administrative Expense — Related Party	6,385	2,957	3,428	115.9%
Depreciation Expense	10,430	5,105	5,325	104.3%
Interest Expense	270	—	270	100.0%
Total Expense	64,902	45,887	19,015	41.4%
Net Income	$79,736	$41,800	$37,936	90.8%
Less: Net Income Attributable to Noncontrolling Interest	30,954	82	30,872	n/m
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$48,782	$41,718	$7,064	16.9%
Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2015

	Anchor	Growth	Additional	Other	TOTAL
Dry Gas (BBtu/d)	419	84	9	—	512
Wet Gas (BBtu/d)	336	8	160	—	504
Condensate (MMcfe/d)	9	—	11	—	20
Total Gathered Volumes	764	92	180	—	1,036

Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2014

	Anchor	Growth	Additional	Other	TOTAL
Dry Gas (BBtu/d)	346	52	—	5	403
Wet Gas (BBtu/d)	207	—	10	4	221
Condensate (MMcfe/d)	4	—	—	—	4
Total Gathered Volumes	557	52	10	9	628

Revenue
Because our Sponsors have established a drilling and development program on our dedicated acreage, our revenue tends to increase with increases in our Sponsors’ production on our dedicated acreage.
Gathering revenue — related party was approximately $144.6 million for the nine months ended September 30, 2015 compared to approximately $87.7 million for the nine months ended September 30, 2014. The $57.0 million increase was primarily due to a 408 BBtu/d increase in throughput volumes, which was primarily due to a 299 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas and a 109 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production area. Of the wet gas and condensate change, 134 BBtu/d was related to the Anchor Systems, 8 BBtu/d was related to the Growth Systems, and 161 BBtu/d was related to the Additional and Systems. Of the dry gas change, 73 BBtu/d was related to the Anchor Systems and 41 BBtu/d was related to our Growth and Additional Systems. The remaining volumes were related to assets retained by our Predecessor.

Operating Expense
Operating expense is comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services. Total operating expense was approximately $44.3 million for the nine months ended September 30, 2015 compared to approximately $36.9 million for the nine months ended September 30, 2014. The increase in total operating expense is primarily due to the increase in throughput volumes. Included in operating expense was $11.4 million and $8.6 million of electrical compression in the nine months ended September 30, 2015 and 2014, respectively, that was passed through to the Sponsors.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $9.9 million for the nine months ended September 30, 2015 compared to approximately $3.9 million for the nine months ended September 30, 2014, an increase of $6.0 million. The increase was primarily due to additional legal and professional fees associated with being a public company.

Depreciation
Depreciation is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $10.4 million for the nine months ended September 30, 2015 compared to approximately $5.1 million for the nine months ended September 30, 2014. The increase of $5.3 million was primarily related to an increase in assets placed into service.

Non-GAAP Financial Measures
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest expense, depreciation and amortization, as adjusted for non-cash items which should not be included in the calculation of distributable cash flow. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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
We believe that the presentation of adjusted EBITDA provides information that is useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to adjusted EBITDA are net income and net cash provided by operating activities. Adjusted EBITDA should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less net cash interest paid and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances.
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
We believe that the presentation of distributable cash flow in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable cash flow excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our distributable cash flow may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of the non-GAAP measures of EBITDA, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measures of net income and net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net Income	$33,614	$19,318	$79,736	$41,800
Interest Expense	158	—	270	—
Depreciation Expense	3,769	1,808	10,430	5,105
EBITDA	37,541	21,126	90,436	46,905
Non-Cash Unit-Based Compensation Expense	118	—	310	—
Adjusted EBITDA	37,659	21,126	90,746	46,905
Less:
Net Income Attributable to Noncontrolling Interest (1)	13,957	82	30,954	82
Interest Expense Attributable to Noncontrolling Interest (1)	63	—	97	—
Depreciation Expense Attributable to Noncontrolling Interest (1)	1,728	6	4,553	6
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$21,911	$21,038	$55,142	$46,817
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	2,291	1,644	6,430	3,344
Distributable Cash Flow	$19,620	$19,394	$48,712	$43,473

Net Cash Provided by Operating Activities	$38,808	$23,731	$99,268	$62,363
Interest Expense	158	—	270	—
Other, Including Changes in Working Capital	(1,307)	(2,605)	(8,792)	(15,458)
Adjusted EBITDA	37,659	21,126	90,746	46,905
Less:
Net Income Attributable to Noncontrolling Interest (1)	13,957	82	30,954	82
Interest Expense Attributable to Noncontrolling Interest (1)	63	—	97	—
Depreciation Expense Attributable to Noncontrolling Interest (1)	1,728	6	4,553	6
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$21,911	$21,038	$55,142	$46,817
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	2,291	1,644	6,430	3,344
Distributable Cash Flow	$19,620	$19,394	$48,712	$43,473
(1) Noncontrolling interest amounts for the three and nine months ended September 30, 2014 are for a one day period because the closing of the initial public offering of CNNX occurred on September 30, 2014.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal liquidity requirements are to finance our operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future.
Historically, our principal sources of liquidity have been cash from operations and funding from our Sponsors. While we have historically received funding from our Sponsors, we do not have any formal commitment from our Sponsors, CONE Gathering, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us following the IPO. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures.
The minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $12.7 million per quarter, or approximately $50.6 million per year, is based on the number of common units, subordinated units and the general partner interest outstanding. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
Revolving Credit Facility
On September 30, 2014, we entered into a $250.0 million revolving credit facility, which is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility bear interest at our option at either:

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
We are also subject to covenants that require us to maintain certain financial ratios. For example, we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0. We define this as our consolidated leverage ratio which is calculated as total funded outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The consolidated leverage ratio was 0.8 to 1.0 at September 30, 2015. Based on this ratio, the Partnership had the maximum amount of revolving credit available for borrowing at September 30, 2015, of which $56.5 million had been drawn. In addition, we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.0 to 1.0. We define this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The interest coverage ratio was 362.0 to 1.0 at September 30, 2015.
Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Change
Net cash provided by operating activities:	$99,268	$62,363	$36,905
Net cash used in investing activities:	$(232,950)	$(185,702)	$(47,248)
Net cash provided by financing activities:	$131,635	$124,711	$6,924
Net cash provided by operating activities increased $36.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to an improvement in CONE

Midstream Partners LP's consolidated year over year EBITDA of $43.5 million. The remaining cash flow reduction is due to the timing of current asset and liability payments (working capital).
Cash used in investing activities increased $47.2 million due to capital expenditures related to the expansion of our midstream systems, primarily in response to our Sponsors’ growing production on our dedicated acreage in the Marcellus Shale.
Cash provided by financing activities increased $6.9 million. Additional investments from our Sponsors of $24.3 million, proceeds from our revolving credit facility of $25.9 million and the decrease of the distribution of proceeds of $408.0 million were more than offset by cash distributions paid to unitholders of $38.5 million and the decrease of the proceeds from the issuance of common units of $412.7 million.
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

For the three months ended September 30, 2015, total capital expenditures were $94.7 million on a 100% basis, which includes 100% of the capital expenditures associated with the Anchor Systems, Growth Systems and Additional Systems of which CONE Midstream Partners LP owns a controlling interest of 75%, 5% and 5%, respectively. Total capital expenditures consisted of gathering, compression and processing assets of $88.7 million, land assets of $5.4 million and permitting assets of $0.6 million. The gathering asset expenditures attributable to the Partnership were primarily associated with the construction of new pipeline infrastructure to connect new well pad sites and central receipt points on our Anchor Systems. Approximately $2.3 million of these capital expenditures were maintenance capital expenditures.
For the nine months ended September 30, 2015, total capital expenditures were $232.9 million on a 100% basis, which includes 100% of the capital expenditures associated with the Anchor Systems, Growth Systems and Additional Systems of which CONE Midstream Partners LP owns a controlling interest of 75%, 5% and 5%, respectively. Total capital expenditures consisted of gathering, compression and processing assets of $205.8 million, land assets of $24.2 million and permitting assets of $2.9 million. The gathering asset expenditures attributable to the Partnership were primarily associated with the construction of new pipeline infrastructure to connect new well pad sites and central receipt points on our Anchor Systems. Approximately $6.4 million of these capital expenditures were maintenance capital expenditures.
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
Off-Balance Sheet Arrangements
At September 30, 2015, CONE Gathering has $3.6 million of surety bonds outstanding that secure financial obligations for environmental, road maintenance and various other items which are not reflected on the consolidated balance sheet. Since we intend to satisfy the obligations to which the surety bonds relate in the normal course of business, management believes they will expire without being funded.
We do not maintain any other off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the unaudited consolidated financial statements of this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table details the future projected payments associated with contractual obligations as of September 30, 2015:

	Payments Due by Year
(dollars in thousands)	< 1 year	1-3 years	3-5 years	Total
Land Commitments	$10,597	$7,577	$—	$18,174
Credit Facility	—	—	56,500	56,500
Operating Lease Obligations(1)	5,214	4,850	—	10,064
Total Contractual Obligations	$15,811	$12,427	$56,500	$84,738
(1) We lease equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Note 11 - Leases to the unaudited Consolidated Financial Statements included in this report.
Critical Accounting Policies
The Partnership’s critical accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2014 contained in the Partnership’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2015.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts recorded in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.
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
Interest Rate Risk
In connection with the closing of our IPO on September 30, 2014, we entered into a $250 million revolving credit facility. Assuming our current outstanding balance on the revolving credit facility of $56.5 million, an increase of one percentage point in the interest rates would result in an annual interest expense increase of $0.6 million. As a result, our results of operations, cash flows and financial condition and, consequently, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Seasonality
Demand for natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for natural gas during the summer and winter months and decrease demand for natural gas during the spring and fall months. With respect to our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or complete construction projects, which may impact the rate of our growth. In addition, severe winter weather may also impact or slow the ability of our Sponsors to execute their planned drilling and development plans.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
The Federal Endangered Species Act ("ESA") and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify gas well pad siting or pipeline right of ways, or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on species that have been identified and the current application of endangered species laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to gather gas. However, In April 2015 the US Fish and Wildlife Service ("USFWS") announced a Section 4(d) threatened listing final rule for the Northern Long-Eared Bat throughout our operations area. This listing will establish habitat protection for the species but will not prevent the cause of the decline in the population of the Long-Eared bat, which is due to a disease commonly referred to as White Nose Syndrome ("WNS"). This listing could lead to significant timing and critical path hurdles, ultimately limiting the ability to clear timber for construction activities.
In April 2015 the USFWS also proposed the listing of Big Sandy Crayfish and Guyandotte River Crayfish as endangered under the ESA. USFWS has stated that the primary threats to crayfishes throughout their respective ranges are land-disturbing activities that increase erosion and sedimentation, which degrades the stream habitat required by both species. Identified sources of ongoing erosion and sedimentation that occur throughout the ranges of the species include commercial forestry, unpaved roads, gas and oil development, and road construction. This has the potential to disrupt future natural gas activities in Central Appalachia.
In response to a spill by Freedom Industries of crude 4-methylcyclohexanemethanol ("MCHM") to the Elk River in January 2014, West Virginia signed into law Senate Bill 373 (also known as the Above Ground Storage Tank Act), which requires that all above ground storage tanks ("ASTs") be registered with the West Virginia Department of Environmental Protection ("WV DEP") and meet additional requirements. This Act took effect on June 6, 2014. In October 2014, the WV DEP filed a Final Interpretive Rule (47CSR62) addressing initial inspection, certification and spill prevention response plan requirements. On March 14, 2015, the WV Legislature passed Senate Bill 423 to amend the “unintended consequences” of the AST Act on the economy of WV which became effective June 12, 2015. However, with over 4,000 impacted ASTs currently operational in WV and more needed for oil and gas production, this proposed final rule could still have significant cost associated with its requirements. On June 25, 2015 DEP proposed three AST rules to cover establishment of regulatory program, fees, and enforcement authority. DEP plans to issue a final rule to be effective in 2016.
CONSOL Energy, one of our Sponsors, utilizes pipelines extensively for its gas, water, and coal businesses; and as such must obtain permits with associated mitigation from the Army Corps of Engineers ("ACOE") for impacts to streams and wetlands that are unavoidable. In 2013, the EPA issued a draft report entitled Connectivity of Streams and Wetlands to Downstream Waters, which affects a proposed rulemaking that would expand the scope of the Clean Water Act ("CWA") to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal Waters of the U.S. On June 29, 2015 EPA published the final WotUS rule but a federal appeals court stayed implementation of the rule in October 2015 as legal challenges to the rule are considered. This rulemaking will likely cause states that have jurisdiction over their own waters to make regulatory changes to their already robust regulatory programs and add unwarranted delays to the permitting process and extend review times even further for regulatory agencies already under resourced, and lead to additional mitigation cost and severely limit CONSOL’s and CONE Midstream's ability to avoid regulated jurisdictional waters.
In April 2015, the EPA proposed a CWA regulation (Effluent Limitations Guidelines and Standards for the Oil and Gas Extraction Point Source Category) establishing pretreatment standards that would prohibit the indirect discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned treatment works ("POTWs"). While discharges to POTWs are not currently utilized, unconventional oil and gas extraction wastewater can be generated in large quantities. It is unclear how the newly proposed rule could affect future water use and disposal practices.
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
Dated: November 3, 2015

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