Form 10-K
period 2015-12-31
CONE Midstream Partners LP
filed 2016-02-18
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
  __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $356.2 million. This is based on the closing price of common units on the New York Stock Exchange on such date.

As of February 17, 2016, CONE Midstream Partners LP had 29,180,217 of common units and 29,163,121 of subordinated units outstanding.

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

Overview

CONE Midstream Partners LP (the “Partnership”, “we”, “our”, or “us”) is a master limited partnership formed in May 2014 by CONSOL Energy Inc. (NYSE: CNX) (“CONSOL”) and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”), whom we refer to collectively as our Sponsors, primarily to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We currently generate all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements with the Sponsors also include substantial acreage dedications currently totaling approximately 515,000 net acres in the Marcellus Shale. In the future, we may seek to supplement our growth by performing gathering services for unrelated third parties. In addition, we will also consider accretive acquisitions, including drop downs of additional interests in our existing consolidated assets, as well as other unaffiliated opportunities.

Since January 1, 2011, our Sponsors have drilled 539 gross horizontal wells, which has contributed to an average combined daily gross wellhead production of approximately 1,099 Bcfe/d on our dedicated acreage in 2015. Our Sponsors also had approximately 6,000 potential drilling locations (with approximately 36% in wet gas locations) as of December 31, 2015. Please read “Item 1. Business - Our Acreage Dedication” for more information. Our Sponsors believe that their existing contractual commitments for Marcellus Shale processing capacity and long-haul firm transportation will help minimize disruptions to their drilling and development plan that might otherwise exist as a result of insufficient outlets for growing production.

The following charts illustrate our Sponsors’ production trends and the number of wells they have drilled with respect to our dedicated acreage for the periods indicated:

(1) Represents gross wellhead production attributable to wells drilled on our dedicated acreage.
(2) Represents total gross wells drilled on our dedicated acreage, of which 122 remain uncompleted. As of December 31, 2015, neither of our Sponsors were running active drilling rigs on our dedicated acreage.

Organizational Structure

CONSOL Energy Inc.
(NYSE: CNX)
4,519,060 common units
14,581,561 subordinated units
Noble Energy Inc.
(NYSE: NBL)
4,519,061 common units
14,581,560 subordinated units
32.1% limited partner interest
50%
50%
32.1% limited partner interest
CONE Gathering LLC
("CONE")
Public Unitholders
20,125,000
common units
100%
CONE Midstream GP LLC
(our "general partner")
incentive distribution rights
33.8% limited partner interest
2% general partner interest
CONE Midstream
Partners LP
(NYSE: CNNX)
25% limited partner interest
95% limited partner interest
95% limited partner interest
100%
CONE Midstream
Operating Company
LLC
100%
100%
100%
CONE Midstream
DevCo I GP LLP
CONE Midstream
DevCo II GP LLC
CONE Midstream
DevCo III GP LLC
75% general partner interest
5% general partner interest
5% general partner interest
CONE Midstream
DevCo I LP
CONE Midstream
DevCo II LP
CONE Midstream
DevCo III LP
Anchor Systems
Growth Systems
Additional Systems

Initial Public Offering
On September 30, 2014, we closed our initial public offering (“IPO” or “offering”) of 20,125,000 common units, which represent limited partner interests, at a price to the public of $22.00 per unit. Our common units are listed on the New York Stock Exchange under the ticker symbol “CNNX.” The Partnership's general partner is CONE Midstream GP LLC (“general partner”), a wholly owned subsidiary of CONE Gathering LLC (“CONE Gathering”), which is a joint venture formed by our Sponsors in September 2011. CONE Gathering represents our predecessor for accounting purposes (the “Predecessor”). References in our consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in our consolidated financial statements to “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to CONE Midstream Partners LP and its consolidated subsidiaries. For periods prior to the IPO, our consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
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

•
Our Growth Systems include our high-growth, developing gathering systems that would require substantial expansion capital expenditures to materially increase production, the substantial majority of which would be funded by our Sponsors in proportion to their 95% retained ownership interest. Our Growth Systems are comprised of three primary midstream systems (the Fink System, the Tygart Valley system and the Tygart Valley West System) and related assets.

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

In connection with the completion of our IPO, our Sponsors, through CONE Gathering, contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems.

The following map details our existing assets:

Forest
Venango
Elk
Cameron
Mercer
Clinton
Clarion
Jefferson
Lawrence
Clearfield
Butler
PA
Armstrong
Beaver
Indiana
Hancock
Allegheny
Cambria
OH
Westmoreland
Brooke
Washington
Ohio
Fayette
Somerset
Greene
Marshall
Wetzel
Monongalia
MD
Tyler
Marion
Preston
Pleasants
Taylor
Doddridge
Harrison
Wood
Ritchie
Barbour
Tucker
Grant
Wirt
Lewis
Gilmer
Jackson
Calhoun
Upshur
Randolph
Roane
Braxton
Clay
Webster
Nicholas
WV
VA
Legend
Dedication Area
CNX/Noble Control
ROFO Area
Anchor
Growth
Additional

Gathering Assets

As of December 31, 2015, our gathering assets comprised a network of 244 miles of gathering pipelines with an average daily throughput of approximately 1,099 Bcfe/d.

The following table provides information regarding our gathering assets as of December 31, 2015:

System	Our Ownership Interest	Gas Type	Pipelines (in miles) as of December 31, 2015	Average Daily Throughput for the Year Ended December 31, 2015(Bcfe/d)	Maximum Interconnect Capacity(1)(2) as of December 31, 2015 (BBtu/d)	Compression as of December 31, 2015 (horsepower)
Anchor Systems	75%	Dry/Wet	166	821	1,329	72,780
Growth Systems	5%	Dry/Wet	31	89	860	8,040
Additional Systems	5%	Dry/Wet	47	189	545	9,480
(1) Maximum interconnect capacity is the maximum throughput that can be delivered from the system through physical interconnections to third-party facilities or pipelines.
(2) Our midstream systems currently have interconnects with the following interstate pipelines: Columbia Gas Transmission, Texas Eastern Transmission and Dominion Transmission, Inc.

Compression and Dehydration Facilities

We operate 15 main facilities to provide our compression and/or dehydration services, the capacities of which are summarized in the following table as of December 31, 2015:

System	Our Ownership Interest	Compression (horsepower)	Compression Capacity (Bcf/d)
Anchor Systems	75%	72,780	1,185
Growth Systems	5%	8,040	100
Additional Systems	5%	9,480	160

Condensate Handling Facilities

Our Anchor Systems include two condensate handling facilities - in Majorsville, Pennsylvania and Moundsville, West Virginia - that provide condensate gathering, collection, separation and stabilization services. Each facility has nominal handling capacities of 2,500 Bbl/d.

Other Partnership Assets

Our Anchor Systems include two coalbed methane stations: the Fallowfield Station, located in Washington County, Pennsylvania, and the Marshall Station, located in Marshall County, West Virginia. The maximum design capacities for the Fallowfield Station and the Marshall Station are approximately 13 MMcf/d and approximately 20 MMcf/d, respectively. Average throughput for these systems was approximately 5 MMcf/d and approximately 3 MMcf/d, respectively, during the year ended December 31, 2015. These facilities are located in and around our Sponsors’ upstream acreage, and we anticipate that they will serve to facilitate future and early exploration and development in their jointly owned Marcellus Shale acreage. In addition, the leaner, low-Btu natural gas produced at our coalbed methane systems can be blended with richer, high-Btu natural gas to meet takeaway pipeline specifications.

Our Relationship with Our Sponsors and CONE Gathering

One of our principal strengths is our relationship with our Sponsors and CONE Gathering.

CONSOL is a Pittsburgh-based energy company with a focus on natural gas exploration, development and production and coal production. CONSOL's natural gas operations are focused on the major shale formations of the Appalachian Basin, including the Marcellus Shale. CONSOL deploys an organic growth strategy focused on developing its resource base. CONSOL’s premium coals are sold to electricity generators and steel makers, both domestically and internationally. CONSOL is listed on the NYSE under the symbol “CNX”.

Noble Energy is a global independent oil and natural gas exploration and production company company with a diverse resource base. In addition to its operations in the Marcellus Shale, Noble Energy has positions in three other premier unconventional U.S. onshore plays: the Denver-Julesburg Basin in Colorado; the Eagle Ford Shale in South Texas; and the Delaware Basin in West Texas. In addition to these onshore plays, Noble Energy also holds positions in three premier conventional offshore plays: the U.S. Gulf of Mexico; the Eastern Mediterranean; and in West Africa. Noble Energy is listed on the NYSE under the symbol “NBL”.

CONSOL and Noble Energy each own a 50% interest in CONE Gathering, which owns our general partner and non-controlling limited partner interests in our operating subsidiaries. Through our ownership of all of the outstanding general partner interests in our operating subsidiaries, the Partnership has voting control over, and the exclusive right to manage, the day-to-day operations, business and affairs of our midstream systems. CONE Gathering retained non-controlling interests in our operating subsidiaries that are subject to our right of first offer. CONE Gathering’s contribution to us of a 75% controlling interest in the Anchor Systems, which include our most developed systems, provides us with a substantial initial base of earnings and distributable cash flow. CONE Gathering’s contribution to us of a 5% controlling interest in each of the Growth Systems and the Additional Systems allows us to integrate the development and operation of these systems into our existing operations while allowing our Sponsors, through their ownership of CONE Gathering, to bear responsibility for funding the substantial majority of the initial development of these systems, thereby reducing our share of capital expenditures and borrowings associated with expansion of these systems in the short term.

CONE Gathering’s retention of ownership interests in the Anchor Systems, the Growth Systems and the Additional Systems, combined with our right of first offer on those interests, may provide opportunities for us to grow our distributable cash flow through a series of acquisitions of these retained interests over time. However, CONE Gathering is under no obligation to offer to sell us any assets (including our right of first offer assets, unless and until it otherwise intends to dispose of such assets), and we are under no obligation to buy any assets from CONE Gathering. In addition, we do not know when or if CONE Gathering will make any offers to sell assets to us. Please read “Business - Right of First Offer Assets.”

Our Sponsors’ Upstream Joint Venture

In 2011, CONSOL and Noble Energy entered into a Joint Development Agreement (“JDA”) and related ancillary agreements governing their joint exploration and development of their acreage in the Marcellus Shale. As of December 31, 2015, each of our Sponsors owned an undivided 50% working interest in over 699,000 net acres in the Marcellus Shale and approximately 20,000 acres in the Utica Shale, which we refer to as their “upstream acreage.”

To provide for the coordinated drilling and development of the upstream acreage, the JDA includes, among other things, our Sponsors’ obligations as operators of their respective areas, the allocation of costs between our Sponsors, an area of mutual interest and the establishment of a drilling and development program. The JDA provides that CONSOL will operate and develop the eastern, or the dry gas, portion of the upstream acreage, and Noble Energy will operate and develop the western, or the wet gas, portion of the upstream acreage.

In addition to paying drilling and development costs for Noble Energy’s 50% working interest share of the upstream acreage, Noble Energy must also pay on behalf of CONSOL one-third of the drilling and development costs for CONSOL’s 50% working interest share of the upstream acreage with certain restrictions. These restrictions include the suspension of “carry” if average Henry Hub natural gas prices are below $4.00 per MMbtu for three consecutive months. Accordingly, as long as Noble Energy is required to carry CONSOL, for every well drilled on the upstream acreage, Noble Energy is responsible for two-thirds of the drilling and development costs and CONSOL is responsible for one-third of the drilling and development costs. Noble Energy’s carry obligation is capped at $400 million with respect to each calendar year and may be temporarily suspended in certain situations. At December 31, 2015, approximately $1.6 billion remains on Noble Energy's original $2.1 billion carry obligation as provided in the JDA.

Our Sponsors’ upstream area of mutual interest (“AMI”) covers 28 counties in West Virginia and 19 counties in Pennsylvania and includes over 26,000 square miles. Under the JDA, any other oil and natural gas interests covering the Marcellus Shale within the upstream AMI that become jointly owned by CONSOL and Noble Energy will automatically become part of the upstream acreage. In addition, prior to September 2036, both CONSOL and Noble Energy must offer to the other party the right to participate in any acquisition of oil and natural gas interests within the upstream AMI that covers at least the Marcellus Shale.

Our Sponsors’ joint venture agreements also set forth how our Sponsors undertake their drilling and development programs. Each year, each of our Sponsors proposes a drilling and development plan for operations to be undertaken, including the number of wells to be drilled, in its operated area the following year. Our Sponsors then collaborate to create a detailed drilling and development plan for the following year based upon a number of assumptions, such as expected drilling and completion costs, expected production and expected commodity prices. The Sponsors can revise the drilling and development plan upon mutual agreement at any time during the year at their discretion.

If our Sponsors mutually agree, a revised drilling plan for the following year may provide for a greater or lesser number of wells to be drilled than the number of wells that was provided for in the multi-year drilling and development plan set forth in our Sponsors’ JDA, which we refer to as the “default plan.” During the period following the IPO, we have had reduced drilling activity compared to the default plan, which was completed in 2011, yet our historical results have improved relative to expectations, due primarily to better than anticipated well performance. Considering the better than expected well performance, our Sponsors' uncompleted well inventory and suspension of all drilling activity as of December 31, 2015, our Sponsors' annual plan for 2016 has a mutually agreed level of activity that provides for significantly fewer wells to be drilled than the 377 wells that was provided for in the default plan for 2016. Although the default plan also provides for our Sponsors to drill 377 wells in each of the four years following 2016, due to commodity price conditions likely being lower than that which was considered when completing the default plan and well performance that has exceeded our expectations, as referenced above, drilling fewer than 377 wells in those years could enable us to achieve similar results to what the default plan intended.

If our Sponsors cannot agree on a revised drilling plan for the following year, then, unless in the event of a force majeure affecting a Sponsor or a Sponsor exercises the non-consent right described below, our Sponsors will be obligated to drill the number of wells set forth in the default plan for the following year. If our Sponsors cannot agree on a revised drilling plan for the following year, and must operate under the default plan for the following year, each Sponsor may elect to exercise its “non-consent right,” which is the right to elect not to participate in all (but not less than all) of the operations provided for in the default plan for the following year. If one of our Sponsors elects to exercise its non-consent right, then the other Sponsor, in its sole discretion, may determine the number of wells, if any, it will drill the following year. Each Sponsor can exercise this non-consent right twice (in non-consecutive years) prior to the termination of the default plan at the end of 2020. As of December 31, 2015, neither Sponsor had exercised its non-consent right. Please read “Risk Factors — Risks Related to Our Business — Under our Sponsors’ JDA, our Sponsors’ drilling and development plan with respect to their upstream joint venture is subject to annual agreement of our Sponsors and is subject to each Sponsor’s non-consent rights. Accordingly, we can provide no assurance as to the number of wells, if any, that will be drilled by our Sponsors in any given year.”

The default plan only runs through the end of 2020, after which all drilling operations on the upstream acreage will be governed by a joint operating agreement. Under the joint operating agreement, either Sponsor may propose drilling operations; however, neither Sponsor is obligated to participate in any drilling operations and may elect not to participate in any or all of the operations proposed on our dedicated acreage or our Right of First Offer (“ROFO”) acreage. Including wells that were drilled prior to the formation of the Sponsor joint venture and other acquired wells, our Sponsors had 287 dry gas and 164 wet gas producing wells connected to the Partnership's midstream systems as of December 31, 2015.

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

To support the growth of their upstream joint venture options in the Marcellus Shale, our Sponsors have invested over $825 million in our midstream assets since September 2011, which includes their portion of spending as a limited partner in CONE Midstream Partners LP. In addition, each of our Sponsors maintains significant freshwater infrastructure and systems that distribute freshwater from regional water sources for its well completion operations in the Marcellus Shale. These systems consist of a combination of permanent buried pipelines, portable surface pipelines and freshwater storage facilities, as well as pumping stations to transport the freshwater throughout the pipeline networks. Our Sponsors believe that their existing long-term contractual commitments for Marcellus Shale processing capacity and long-haul firm transportation will help minimize disruptions to their drilling and development plan that might otherwise exist as a result of insufficient outlets for growing production.

Our Acreage Dedication

As of December 31, 2015, our existing dedicated acreage covered approximately 515,000 net acres in the Marcellus Shale and approximately 20,000 acres in the Utica Shale, all of which was located within the core area of our Sponsors’ operations in the Marcellus and Utica Shales. As discussed above, our Sponsors had approximately 6,000 potential drilling locations (with approximately 36% in wet gas locations) and have drilled 539 gross horizontal wells, of which 122 remain uncompleted, on such acreage since January 1, 2011. Our Sponsors determine potential drilling locations in the Marcellus Shale based on the assumption that each well is drilled with a 5,000 foot lateral within an 86-acre spacing unit. Accordingly, our Sponsors divided the total net acres in our dedicated acreage by the number of acres in each spacing unit (86 acres) to determine the number of potential drilling locations. The number of, and timing with respect to, the potential locations that our Sponsors may drill will depend on numerous factors (some of which are beyond their control), including anticipated lateral length, geologic conditions and economic factors.

Our gathering agreements provide that, in addition to our existing dedicated acreage, any future acreage covering the Marcellus Shale formation that is jointly acquired by our Sponsors in an area that covers over 7,700 square miles in West Virginia and Pennsylvania, which we refer to as the “dedication area,” and that is not subject to a pre-existing third-party commitment will automatically be dedicated to us for natural gas midstream services. Since the formation of the upstream joint venture in 2011, our Sponsors have made several key acquisitions in the dedication area which have increased our existing dedicated acreage. For example, our Sponsors entered into farmout agreements for approximately 88,000 contiguous net acres in the Central West Virginia area and acquired approximately 9,000 contiguous net acres in the Pittsburgh International Airport area, all of which have been dedicated to us.

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
Our Gathering Agreements

Pursuant to our 20-year, fixed-fee gathering agreements that we entered into with each of our Sponsors in connection with the closing of the IPO, our Sponsors have agreed to dedicate all of their existing acres in the dedication area to us for natural gas midstream services and to dedicate their existing acreage in the Moundsville area (Marshall County, West Virginia) and the Majorsville area (Marshall County, West Virginia and Greene and Washington Counties, Pennsylvania) to us for condensate gathering and handling services. In addition, our Sponsors have dedicated certain coal bed methane wells, certain horizontal wells drilled to the Upper Devonian formation and the acreage associated with such wells to us for natural gas midstream services.

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

Under our gathering agreements, we receive a fee based on the type and scope of the midstream services we provide. Unless the Sponsors mutually agree to a reset rate with the Partnership, the fees per the gathering agreements will escalate by 2.5% on January 1 each year beginning in 2016. For the services we provide with respect to natural gas that does not require downstream processing, or dry gas, we received a fee of $0.40 per MMBtu in 2015 (which increased to $0.41 per MMBtu effective January 1, 2016.) For the services we provide with respect to the natural gas that requires downstream processing, or wet gas, we received a fee of $0.275 per MMBtu in the Moundsville (Marshall County, West Virginia) and Pittsburgh International Airport areas and $0.55 per MMBtu for all other areas in the dedication area throughout 2015. The wet gas fees increased to $0.282 per MMBtu and $0.564 per MMBtu for each of these areas, respectively on January 1, 2016. Our 2015 fee for condensate services was $5.00 per Bbl in the Majorsville area and $2.50 per Bbl in the Moundsville area, each of which increased by 2.5% on January 1, 2016. Notwithstanding the aforementioned gathering agreement rates, from time to time our Sponsors may request rate reductions under certain circumstances, which are reviewed with our Board of Directors.  For example, we made two such short-term rate concessions in the fourth quarter of 2015. The first related to three pads in the Majorsville field that were temporarily given a dry rate, despite being upstream of processing, while facilities were in the process of being built to facilitate the volume to a dry gas outlet.  The second instance related to a Moundsville Utica test well that flows dry gas into our wet gathering system, which may help to facilitate future Utica development. The rate concessions did not materially impact our results of operations.

We have agreed to gather, compress, dehydrate and redeliver all of our Sponsors’ jointly owned dedicated natural gas on a firm commitment, first-priority basis. We have agreed to gather, inject, stabilize and store all of our Sponsors’ dedicated condensate on a firm commitment, first-priority basis. Our Sponsors regularly provide us an update on their drilling and development operations, which typically include detailed descriptions of the drilling plans and well locations for the following 36 months and a long-term plan that includes drilling plans and production forecasts. In addition, we meet monthly with our Sponsors to discuss our current plans to timely construct the necessary facilities to be able to provide midstream services to our Sponsors on our dedicated acreage. In the event that we do not perform our obligations under the gathering agreements, our

Sponsors will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication discussed below and indemnification from us.

In addition to the jointly owned natural gas and condensate that is produced from the dedicated acreage, each of our Sponsors may elect to dedicate properties located in the dedication area to us in which the Sponsor has an interest. If a Sponsor elects to dedicate any such property, which we refer to as “solely owned property,” then that Sponsor will propose a fee for the associated midstream services we would provide. So long as the proposed fee is consistent with the terms outlined in our gathering agreements on both incremental capital and operating expense associated with any expenditures necessary to gather gas from the solely owned property, any midstream services that we agree to provide will be on a second priority basis; second only to the first priority basis afforded our Sponsors’ jointly owned dedicated production. We have entered into two such agreements with one of our Sponsors since the IPO related to deep Utica wells in southwestern Pennsylvania, both of which were within the aforementioned rate of return range.

Our gathering agreements provide that if we fail to timely complete the construction of the facilities necessary to provide midstream services to our Sponsors’ dedicated acreage or have an uncured default of any of our material obligations that has caused an interruption in our services for more than 90 days, the affected acreage will be permanently released from our dedication. Also, after the fifth anniversary of our gathering agreement, if our Sponsors drill a well that is located more than a certain distance from our current gathering system (and is not included in the detailed drilling plan provided by our Sponsors) and a third-party gatherer offers a lower cost of service, our Sponsors may elect to utilize the third-party gatherer, at which point the acreage associated with the related well will be permanently released from our dedication. Any permanent releases of our Sponsors’ acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements also provide that in certain situations, such as an uncured default of any of our material obligations under the gathering agreement for more than 45 days but less than 90 days, our dedicated acreage can be temporarily released from our dedication. In addition, if we interrupt or curtail the receipt of our Sponsors' gas for a period of five consecutive days or more than seven days within any consecutive two week period, then our Sponsors can temporarily release from the dedication under the gathering agreements the affected volumes for a period lasting until the first day of the month following 30 days after our notice to our Sponsors that the interruption or curtailment has ended. Although there have not been any such instances to date, any temporary releases of acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements run with the land and are binding on a transferee of any of our dedicated acreage; however, each of our Sponsors may transfer 25,000 net acres of the dedicated acreage free of the dedication to us. The amount of net acreage that may be transferred free of the dedication will be increased by the amount, if any, of the net acreage acquired by our Sponsors in the dedication area that will become automatically dedicated to us. There are no restrictions under our gathering agreements on our Sponsors’ ability to transfer acreage in the ROFO area, and any transferee of any of our Sponsors’ acreage in the ROFO area will not be subject to our right of first offer.

Upon completion of its initial 20-year term, each of our gathering agreements will continue in effect from year to year until such time as the agreement is terminated by either us or the Sponsor party to such agreement on or before 180 days prior written notice.

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

CONE Gathering is under no obligation to offer to sell us any assets (including our right of first offer assets, unless and until it otherwise intends to dispose of such assets), and we are under no obligation to buy any assets from CONE Gathering. In addition, we do not know when or if CONE Gathering will make any offers to sell assets to us. While we believe our rights of first offer are significant positive attributes, they may also be sources of conflicts of interest. CONE Gathering owns our general partner, and there is substantial overlap between of the officers and directors of our general partner and the officers and directors of our Sponsors. Please read “Risk Factors — Risks Inherent in an Investment in Us.”

Third-Party Services and Commitments

Our Sponsors have entered into certain agreements that impact the scope of services we provide and the fees we charge under our gathering agreements with our Sponsors. Although we provide all field gathering in the following areas, we do not provide compression, dehydration and condensate stabilization services with respect to (i) approximately 3,500 net acres in the Moundsville area (Marshall County, West Virginia) and (ii) approximately 9,000 net acres in the Pittsburgh International Airport area (Allegheny County, Pennsylvania). With respect to these areas, our Sponsors have contracted with third parties for the provision of such services. Accordingly, under the gathering agreements with our Sponsors, we charge a reduced fee for the services we provide with respect to all natural gas and condensate produced from these areas.

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

Some of the surface agreements that were transferred to us from CONE Gathering required the consent of the grantor or other holder of such rights. CONE Gathering obtained sufficient third-party consents and authorizations and provided notices required for the transfer of the assets necessary to enable us to operate our business in all material respects. With respect to any remaining consents, authorizations or notices that have not been obtained or provided, we have determined these will not have a material adverse effect on the operation of our business should we fail or CONE Gathering fails to obtain or provide such consents, authorizations or notices in a reasonable time frame.

Under our omnibus agreement, CONE Gathering will indemnify us for any failure to have certain surface agreements necessary to own and operate our assets in substantially the same manner that they were owned and operated prior to the IPO. CONE Gathering’s indemnification obligation is limited to losses for which we notify CONE Gathering prior to the third anniversary of the closing of the IPO and is subject to a $0.5 million aggregate deductible before we are entitled to indemnification.

Seasonality

Demand for natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for natural gas during the summer and winter months and decrease demand for natural gas during the spring and fall months. With respect to our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or complete construction projects, which may impact the rate of our growth. In addition, severe winter weather may also impact or delay the execution of our Sponsors' drilling and development plans.

Competition

As a result of our relationship with the Sponsors, we do not compete for the portion of the existing operations of our Sponsors’ upstream joint venture for which we currently provide midstream services, and we will not compete for future portions of their upstream joint venture’s operations that will be dedicated to us pursuant to our gathering agreements. Please read “Our Gathering Agreements.” Nonetheless, our Sponsors have entered into agreements with third parties for the provision of certain midstream services. Please read “Third-Party Services and Commitments.” In addition, we will face competition in attracting third-party volumes to our midstream systems, and these third parties may develop their own midstream systems in lieu of employing our assets.

Regulation of Operations

Regulation of pipeline gathering services may affect certain aspects of our business and the market for our services.

Gathering Pipeline Regulation

Section 1(b) of the Natural Gas Act ("NGA") exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission ("FERC") under the NGA and the Interstate Commerce Act ("ICA") only governs liquids transportation service in interstate commerce. Although FERC has not made any formal determinations with respect to any of our facilities we consider to be gathering facilities, we believe that the natural gas pipelines in our midstream systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC NGA jurisdiction. We believe that the condensate pipelines in our gathering systems meet the traditional tests FERC has used to determine that a condensate pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services or intrastate transportation services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gas gathering facilities or whether condensate shipments are made in intrastate commerce on a case-by-case basis, so the classification and regulation of some our gas gathering facilities and some of our transportation of condensate may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility is not a gas gathering pipeline or intrastate condensate pipeline, as applicable, and the pipeline provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA and/or the Natural Gas Policy Act ("NGPA") or under the ICA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.

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

Pipeline Safety Regulation

Some of our natural gas pipelines are subject to regulation by the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration ("PHMSA") pursuant to the Natural Gas Pipeline Safety Act of 1968, ("NGPSA"), as amended by the Pipeline Safety Act of 1992 ("PSA"), the Accountable Pipeline Safety and Partnership Act of 1996 ("APSA"), the Pipeline Safety Improvement Act of 2002 ("PSIA"), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 ("PIPES Act"), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the "2011 Pipeline Safety Act"). The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas ("HCAs").

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

The 2011 Pipeline Safety Act reauthorized funding for federal pipeline safety programs, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Effective October 25, 2013, PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In addition, PHMSA has published advanced notice of proposed rulemakings to solicit comments on the need for changes to its natural gas and liquid pipeline safety regulations, including whether to extend the integrity management program requirements to gathering lines. In October 2015, PHMSA proposed changes to its hazardous liquid pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all hazardous liquid gathering lines and gravity lines, including pipelines that are currently exempt from PHMSA regulations. PHMSA issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on natural gas and hazardous liquid pipeline operators. PHMSA also issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure.

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

Hydraulic Fracturing Activities

Although we do not conduct hydraulic fracturing operations, substantially all of our Sponsors’ natural gas production on our dedicated acreage is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process is typically regulated by state oil and natural gas commissions, but the U.S. Environmental Protection Agency (“EPA”) has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including, the issuance of new regulations requiring green completions for hydraulically fractured wells, emission requirements for certain midstream equipment, and an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances and Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing.

Scrutiny of hydraulic fracturing activities continues in other ways. In June 2015, the EPA issued its draft report on the potential impacts of hydraulic fracturing on drinking water and groundwater. The report found no systemic impacts from hydraulic fracturing, and the U.S. Department of Energy evaluated practices it could recommend to ensure the safety of hydraulic fracturing activities. The Bureau of Land Management also has a rule that regulates hydraulic fracturing on federal and Indian lands, although implementation of the rule is currently stayed pending resolution of a number of legal challenges.

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

Air Emissions

The Clean Air Act and comparable state laws, including those states in which we operate, impose various pre-construction and operational permit requirements, noise and emission limits, operational limits, and monitoring, reporting and record-keeping requirements on air emission sources, including on our compressor stations. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and/or criminal enforcement actions. Such laws and regulations, for example, require permit limits to address the impacts of noise from our compression operations, and pre-construction permits for the construction or modification of certain projects or facilities with the potential to emit air emissions above certain thresholds. Pre-construction permits generally require use of best available control technology, or BACT, to limit air pollutants.

On September 18, 2015, the EPA proposed two new regulations. The first was to provide an update to the NSPS to create new standards for the regulation of methane and volatile organic compounds ("VOCs") emission sources. This proposed rule includes requirements for new fugitive emission and leak detection and reporting requirements. The second was to propose the Source Determination Rule which would clarify the use of the term “adjacent” in determining Title V air permitting requirements as they apply to the oil and natural gas industry for major sources of air emissions. In October 2015, the EPA lowered the primary and secondary National Ambient Air Quality Standards ("NAASQ") for ozone. This rule has resulted in additional areas being in non-attainment with federal standards, which could result in us being required to install additional control equipment and restrict operations. Several federal new source performance standards, or NSPS, and national emission standards for hazardous air pollutants, or NESHAP, and analogous state law requirements, also apply to our facilities and operations. These applicable federal and state standards impose emission limits and operations limits as well as detailed testing, recordkeeping and reporting requirements on the facilities subject to these regulations. Additionally, on December 29, 2015 the Pennsylvania Environmental Hearing Board rendered a decision regarding an appeal filed by National Fuel Gas Midstream Corp of an air permit issued by the PA Department of Environmental Protection ("PADEP"). In that decision, the EHB found that the PADEP had properly aggregated emission sources from NFG’s midstream facilities and wells of Seneca Resources Corp. The decision also expanded the definition of “common control”, as well as broadened the notion of “contiguous and adjacent”. We expect that the decision will have impacts on our pending permit applications and could result in determinations that facilities are major sources of air pollution which could trigger additional permitting and controls.

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

Climate Change
In response to findings that emissions of greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that establish Prevention of Significant Deterioration, or PSD, pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources. Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions established by the states or, in some cases, by the EPA on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities, which was recently amended to include gathering and boosting systems and blowdowns of natural gas transmission pipelines.

Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. In December 2015, the United National Climate Change Conference was held and an agreement was reached between the countries participating in the conference, including the United States, to limit global warming to less than 2 degrees Celsius compared to pre-industrial levels. This agreement, known as the Paris Agreement, calls for zero net anthropogenic greenhouse gas emissions to be reached during the second half of the 21st century. To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and gas industry, it could have an adverse effect on our business.

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
The primary federal law related specifically to oil spill liability is the Oil Pollution Act ("OPA"), which amends and augments the oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills, or threatened spills, in waters of the United States or adjoining shorelines. The OPA applies joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist, they are limited. As such, a violation of the OPA has the potential to adversely affect our operations.

Endangered Species
The Endangered Species Act ("ESA") and analogous state laws protect species threatened with extinction restricting activities that may affect endangered or threatened species or their habitats. Some of our pipelines are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Northern Long-Eared and Indiana bats, which has a seasonal impact on our construction activities and operations. However, based on species that have been identified and the current application of endangered species laws and regulations, we do not believe that there are any additional species protected under the ESA or state laws that would materially and adversely affect our ability to operate. Other species that are being considered by the U.S. Fish and Wildlife Service ("UFWS") for listing and that are found in our and our Sponsors' operational area are the Big Sandy Crayfish, the Guyandotte River Crayfish and the Rusty Patched Bumble Bee, all of which have the potential to interfere with operational planning if listed. The future listing of previously unprotected species in areas where we conduct or may conduct operations, or the designation of critical habitat in these areas, could cause us to incur increased costs arising from species protection measures or could result in limitations on our operating activities, which could have an adverse impact on our results of operations.

Occupational Safety and Health Act
We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right-to-Know Act and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. Certain of our operations are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive material.

Employees
The officers of our general partner manage our operations and activities. All of the employees required to conduct and support our operations are employed by CONSOL and are subject to the operational services agreement between us, our general partner and CONSOL. As of December 31, 2015, CONSOL employed approximately 95 people that provide direct support to our operations pursuant to the operational services agreement.

Offices
The principal offices of our partnership are located at 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317.

Insurance
We maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent. We cannot, however, assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

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
As we currently derive all of our revenue from our gathering agreements with our Sponsors, any event, whether in our dedicated acreage or elsewhere, that materially and adversely affects either or both of CONSOL’s or Noble Energy’s business strategies with respect to drilling on and development of our dedicated acreage or their financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of our Sponsors, the most significant of which include the following:

•	a reduction in or slowing of our Sponsors’ drilling and development plan on our dedicated acreage;

•	a reduction in, or curtailment of, production from existing wells on our dedicated acreage;

•
the extreme volatility of natural gas, NGL and crude oil prices, which declined substantially throughout 2015 and which could have a negative effect on our Sponsors’ drilling and development plan on, or levels of existing production from, our dedicated acreage or our Sponsors' ability to finance their operations and drilling and exploration costs on our dedicated acreage;

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
Further, we have no control over our Sponsors’ business decisions and operations, and our Sponsors are under no obligation to adopt a business strategy that is favorable to us. We are subject to the risk of non-payment or non-performance by our Sponsors, including with respect to our gathering agreements, which do not contain minimum volume commitments. We cannot predict the extent to which our Sponsors’ businesses will be impacted if conditions in the energy industry continue to deteriorate nor can we estimate the impact such conditions will have on the ability of our Sponsors to execute their drilling and development plan on our dedicated acreage or to perform under our gathering agreements. Recently, global energy commodity prices have declined precipitously as a result of several factors, including increased worldwide crude oil supplies, a stronger U.S. dollar, weather factors and strong competition among oil producing countries for market share. Specifically, prices for WTI have declined from approximately $60.00 per Bbl in June 2015 to approximately $30.00 per Bbl in January 2016. Henry Hub natural gas has traded around $2.50 per MMBtu in January 2016 compared to prices a year ago in January 2015 of around $3.00 per MMBtu. Lower commodity prices reduce our Sponsors’ cash flows and may affect their borrowing ability. Our Sponsors may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in their reserves as existing reserves are depleted. Lower commodity prices may also reduce the amount of natural gas, NGLs and oil that our Sponsors can produce economically. If commodity prices further decrease, a significant portion of our Sponsors’ exploitation, development and exploration projects on our dedicated acreage could become uneconomic. This may result in our Sponsors having to make significant downward adjustments to their estimated proved reserves on our dedicated acreage. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our Sponsors’ future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.
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

Each year, our Sponsors collaborate to create a drilling and development plan for the following year, based upon a number of assumptions, such as expected drilling and completion costs, expected production and expected commodity prices, and which includes the number of wells, if any, to be drilled on our dedicated acreage and our ROFO acreage. If our Sponsors mutually agree, the annual plan for a given year can provide for more or fewer wells to be drilled than the number of wells that was provided for in the multi-year drilling and development plan set forth in our Sponsors’ JDA, which we refer to as the “default plan.” Historically, our Sponsors have been able to mutually agree on an annual plan for a given year, several of which, including the plan for 2016, provided for fewer wells to be drilled during the applicable year than the number of wells that was set forth in the default plan for such year. If our Sponsors agree on an annual plan for any year that provides for significantly fewer wells to be drilled than would have been drilled under the default plan, our business, financial condition, results of operations, cash flows and ability to make cash distributions may be materially and adversely affected.

If our Sponsors cannot agree on a drilling plan in the Marcellus Shale for a given year, then, unless in the event of a force majeure affecting a Sponsor or a Sponsor exercises the non-consent right, our Sponsors will be obligated to drill the number of wells set forth in the default plan for such year as described in Item 1. “Business - Our Sponsors' Upstream Joint Venture.” If one of our Sponsors elects to exercise its non-consent right, then the other Sponsor, in its sole discretion, may determine the number of wells, if any, it will drill in such year, which may be significantly less than the number of wells that was provided for in the default plan, or none at all. Under our Sponsors’ JDA, this non-consent right may be exercised by each Sponsor twice (in non-consecutive years) prior to the termination of the default plan at the end of 2020. Neither of our Sponsors has exercised its non-consent right , and thus, each Sponsor may still elect to exercise its non-consent right twice prior to the end of 2020. If a Sponsor exercises its non-consent right for any year, our business, financial condition, results of operations, cash flows and ability to make cash distributions will be materially and adversely affected.

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

In order to support the payment of the minimum quarterly distribution of $0.2125 per unit per quarter, or $0.85 per unit on an annualized basis, we must generate distributable cash flow of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the current number of common units and subordinated units and the general partner interest outstanding as of December 31, 2015. We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

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

We have no control over our Sponsors’ or other producers’ levels of development and completion activity in our area of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over our Sponsors or other producers or their exploration and development decisions, which may be affected by, among other things:

•	prevailing and projected natural gas, NGL and crude oil prices, which are extremely volatile and declined substantially throughout 2015 in response to changing supply and demand dynamics;

•	demand for natural gas, NGLs and crude oil;

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

Our gathering agreements do not include minimum volume commitments.

Although we have obtained acreage dedications from our Sponsors, our gathering agreements do not include minimum volume commitments that would protect us against volumetric risks associated with lower-than-forecast volumes flowing through our gathering systems. Our Sponsors do not have contractual obligations to us to develop their properties in the areas covered by our acreage dedications, and they may determine that it is more attractive to direct their capital spending and resources to other areas. A decrease in our Sponsors' capital spending and development of reserves in the areas covered by our acreage dedications with our Sponsors could result in reduced volumes serviced by us and a material decline in our revenues and cash flows. Any decrease in the current levels of throughput on our gathering systems could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements with our Sponsors provide for the release of our Sponsors’ dedicated acreage in certain situations and provide our Sponsors the ability to transfer certain of the dedicated acreage free of the dedication to us.

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

Certain of our dedicated acreage is either not held by production or has yet to be earned by our Sponsors under farmout agreements to which they are parties. As of December 31, 2015, approximately 22% of our dedicated acreage was not held by production or was yet to be earned by our Sponsors. With respect to the dedicated acreage that is not held by production, if our Sponsors do not timely meet the drilling obligations specified in the underlying leases, then the leases will terminate and will no longer be subject to our dedication. With respect to the dedicated acreage that is yet to be earned by our Sponsors under certain farmout agreements, if our Sponsors do not meet their drilling obligations to earn the acreage subject to the farmout agreements prior to the termination of the farmout agreements, then they will have no further rights to earn any acreage that they have not previously earned under the farmout agreements. Also, if the counterparty to the farmout agreements becomes insolvent or bankrupt, then the farmout agreements may be deemed an executory contract that may be discharged in a bankruptcy proceeding. If our Sponsors do not timely meet the drilling obligations specified in the leases not held by production or do not earn all of the acreage subject to the farmout agreements prior to the termination of the farmout agreement or if our Sponsor’s farmout agreements are discharged, the affected acreage will no longer be dedicated to us, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

Our Sponsors are required to allow us to make a first offer to provide midstream services on existing upstream acreage that is not currently dedicated to us or a third party, which, as of December 31, 2015, covered approximately 186,000 net acres, and any future acreage that our Sponsors jointly acquire in the ROFO area. Our Sponsors are under no obligation to accept any offer we make on this acreage, even if we submit the most attractive bid they receive. In addition, another midstream service provider may be able to make a more attractive offer to our Sponsors, whether because they have existing infrastructure on or around this acreage or otherwise. Any rejection by our Sponsors of any offer on this acreage could adversely affect our organic growth strategy or our ability to maintain or increase our cash distribution level.

If our Sponsors elect not to jointly acquire acreage in their upstream AMI, they are under no obligation to dedicate or otherwise offer the acquired acreage to us for midstream services.

Pursuant to our Sponsors’ upstream joint venture agreement, if either of our Sponsors decides to acquire acreage in their upstream areas of mutual interest ("AMI"), prior to 2036 they are required to offer the other Sponsor the right to participate in the joint acquisition of that acreage. Any acreage that is jointly acquired in the dedication area, and that is not subject to an existing third-party commitment, will automatically be dedicated to us. Any acreage that is jointly acquired in the ROFO area, and that is not subject to an existing third-party commitment, will be subject to our right of first offer for midstream services. However, if either of our Sponsors elects not to participate in an acquisition in their upstream AMI, the other Sponsor is under no obligation to dedicate such solely acquired acreage or allow us to make an offer to provide midstream services on that acreage, even if the acreage is not subject to any third-party commitment. A failure of one of our Sponsors to participate in an acquisition in their upstream AMI will limit the acreage that is either automatically dedicated to us (in the dedication area) or subject to our right of first offer (in the ROFO area) and could adversely affect our organic growth strategy or our ability to maintain or increase our cash distribution level.

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

Portions of our gathering systems pass over coal mines. Activities related to the use and expansion of our gathering systems have historically, and may continue to, be affected by mine subsidence. Under the terms of the omnibus agreement between us, our general partner, CONE Gathering and our Sponsors, CONE Gathering has agreed to indemnify us for a period of four years following our IPO against costs or losses arising out of mine subsidence. However, after the four-year period, we may be liable for any costs or losses arising out of or attributable to mine subsidence. For the twelve months ended December 31, 2015, we incurred mine subsidence costs related to the expansion of our systems of approximately $1.7 million that were reimbursed to us by CONE Gathering. We cannot predict the amount of any costs or losses associated with mine subsidence that may impact our assets after the term of the indemnification provided in the omnibus agreement. Mine subsidence costs and losses that we incur and for which we cannot seek indemnification could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our midstream systems are exclusively located in the Appalachian Basin, making us vulnerable to risks associated with operating in a single geographic area.

We currently rely exclusively on revenues generated from our midstream systems that are located in the Appalachian Basin. As a result of this concentration, we will be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, water shortages or other drought related conditions or interruption of the processing or transportation of natural gas, NGLs or condensate. If any of these factors were to impact the Appalachian Basin more than other producing regions, our business, financial condition, results of operations and ability to make cash distributions will be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.

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

The Federal Endangered Species Act ("ESA") and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify gas well pad siting or pipeline right of ways, or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA, including the Northern Long-Earned and Indiana bats. Other species that are being considered for listing as endangered include the Big Sandy Crayfish, the Guyandotte River Crayfish and the Rusty Patched Bumble Bee, all of which if listed, have the potential to interfere with our and our Sponsors’ operations. Based on species that have been identified and the current application of endangered species laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to gather gas.

Our exposure to commodity price risk may change over time and we cannot guarantee the terms of any agreements for our midstream services with third parties or with our Sponsors.

We currently generate all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, the producers that are customers of our midstream services are exposed to commodity price risk, and extended reduction in commodity prices could adversely reduce the production volumes available for our midstream services in the future below expected levels. Although we intend to enter into fee-based gathering agreements with existing or new customers in the future, our efforts to negotiate such terms may not be successful.

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

Our gathering and transportation operations are exempt from regulation by FERC, under the NGA and the ICA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA, and the ICA only governs liquids transportation service in interstate commerce. Although FERC has not made any formal determinations with respect to any of our facilities we consider to be gathering facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC or NGA jurisdiction. We believe that the condensate pipelines in our gathering systems meet the traditional tests FERC has used to determine that a condensate pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, or intrastate transportation services, however, has been the subject of substantial litigation. FERC determines whether facilities are gas gathering facilities or whether condensate shipments are made in intrastate commerce on a case-by-case basis, so the classification and regulation of some of our gathering facilities and some of our transportation of condensate may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA or under the ICA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA and/or the NGPA, or the ICA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows.

Other FERC regulations may indirectly impact our businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, may indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1,000,000 per day for each violation. Violations of the NGA or the NGPA could also result in administrative and criminal remedies and the disgorgement of any profits associated with the violation.

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

PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines and related facilities located where a leak or rupture could do the most harm, i.e., in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline and related facility integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Effective October 25, 2013, PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2.0 million for a related series of violations. Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines. PHMSA has also published advanced notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to extend the integrity management program requirements to additional types of facilities, such as gathering pipelines and related facilities. In October 2015, PHMSA proposed changes to its hazardous liquid pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all hazardous liquid gathering lines and gravity lines, including pipelines that are currently exempt from PHMSA regulations. PHMSA issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on natural gas and hazardous liquid pipeline operators. Additionally, in 2012, PHMSA issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure, which could result in additional requirements for the pressure testing of pipelines or the reduction of maximum operating pressures to verifiable pressures. The adoption of regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Business — Regulation of Operations — Pipeline Safety Regulation” under Item 1 of Part I of this annual report.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGL and crude oil production by our customers, which could reduce the throughput on our gathering and other midstream systems, which could adversely impact our revenues.

We do not conduct hydraulic fracturing operations, but substantially all of our Sponsors’ natural gas production on our dedicated acreage is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. All of the natural gas, NGL and crude oil production from our Sponsors’ upstream joint venture is being developed from an unconventional source, the Marcellus Shale formation. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. However, the EPA, has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including, the issuance of new regulations requiring green completions for hydraulically fractured wells, emission requirements for certain midstream equipment, proposed pretreatment standards that would prohibit the indirect discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned treatment works, and an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances and Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of natural gas and liquids that move through our gathering systems, which in turn could materially adversely affect operations.

We, our Sponsors or any third-party customers may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.

As an owner and operator of gathering and compressing systems, we are subject to various stringent federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment and worker health and safety. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customers' operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customers' operations. Failure to comply with these laws, regulations and permits may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. There is no assurance that changes in or additions to public policy regarding the protection of the environment and worker health and safety will not have a significant impact on our operations and profitability.

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

In 2013, the EPA issued a draft report entitled Connectivity of Streams and Wetlands to Downstream Waters, which affects a proposed rulemaking that would expand the scope of the Clean Water Act ("CWA") to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal Waters of the U.S ("WotUS"). On June 29, 2015 EPA published the final WotUS rule but a federal appeals court stayed implementation of the rule in October 2015 as legal challenges to the rule are considered. If the EPA is allowed to move forward with implementation of the final rule, or if states make any similar changes to their regulatory programs, this could lead to additional mitigation costs and severely limit our and our Sponsors’ operations.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that emit GHGs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore oil and gas production sources in the U.S. on an annual basis, which was expanded in October 2015 to include, amongst other equipment, certain gathering and boosting activities and transmission pipelines. We are monitoring and file annual required reports for the GHG emissions from our operations in accordance with the GHG emissions reporting rule.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. Further, in December 2015, more than 190 countries, including the United States, reached an agreement to reduce greenhouse gas emissions. To the extent that the United States adopts regulations in accordance with this agreement, these regulations could adversely affect our business and the businesses of our Sponsors and customers.

The current Administration announced its Climate Action Plan in 2013, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas industry. As part of the Climate Action Plan, the Administration announced that it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies in the coming years, and in March 2014, the Administration announced several components of its methane reduction strategy that apply to the oil and gas industry, which include an EPA assessment of methane and other emissions from the oil and gas industry that could lead to additional regulations by the end of 2016. As part of this initiative, in August 2015, the EPA released proposed regulations that would control emissions of methane and volatile organic compounds from the oil and gas sector. The Bureau of Land Management also released proposed regulations intended to update standards to reduce venting and flaring from oil and gas production on public lands. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the natural gas we gather.

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our Sponsors’ exploration and production operations.

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

Although we maintain insurance for a number of risks and hazards, we may not be insured or fully insured against the losses or liabilities that could arise from a significant accident in our operations, as we may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

We depend on the services of a relatively small group of our general partner’s senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our general partner’s senior management or technical personnel, including John Lewis, our Chief Executive Officer, David Khani, our Chief Financial Officer, Joseph Fink, our Chief Operating Officer, Brian Rich, our Chief Accounting Officer, and Kirk Moore, our General Counsel and Secretary, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

We do not have any officers or employees and rely on officers of our general partner and employees of CONSOL.

We are managed and operated by the board of directors and executive officers of our general partner. Our general partner has no employees and relies on the employees of CONSOL to conduct our business and activities.

CONSOL and Noble Energy each conducts businesses and activities of its own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to both our general partner and to either CONSOL or Noble Energy. If our general partner and the officers and employees of CONSOL and Noble Energy do not devote sufficient attention to the management and operation of our business and activities, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely effected.

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

Assuming an outstanding balance on the revolving credit facility of $73.5 million, an increase of one percentage point in the interest rates would have resulted in an increase in interest expense during 2015 of $0.7 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

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

As of December 31, 2015, our Sponsors owned an aggregate 64.2% limited partner interest in us. Our Sponsors, through their ownership of CONE Gathering, also collectively own a 2% general partner interest and own and control our general partner. In addition, CONE Gathering owns 25%, 95% and 95% non-controlling equity interests in our Anchor Systems, Growth Systems and Additional Systems, respectively. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, CONE Gathering, which is owned by our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including our Sponsors, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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
Our general partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. As of December 31, 2015, our Sponsors collectively owned approximately 65.5% of our total outstanding common units and subordinated units on an aggregate basis. As a result, our public unitholders have limited ability to remove our general partner.
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

As of December 31, 2015, our Sponsors collectively hold 9,038,121 common units and 29,163,121 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period. Additionally, our partnership agreement provides our Sponsors with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the market for and price of our common units.

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

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2015, our Sponsors collectively owned approximately 31.0% of our common units. At the end of the subordination period (which could occur at any time in the future), assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our Sponsors will own approximately 65.5% of our outstanding common units.

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

Our initial assets consist of direct and indirect ownership interests in our operating subsidiaries. If a sufficient amount of our assets, such as our ownership interests in these subsidiaries or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940 (the “Investment Company Act”), we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes, in which case we would be treated as a corporation for federal income tax purposes. As a result, we would pay federal income tax on our taxable income at the corporate tax rate, distributions to you would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

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

We had no history operating as a publicly traded partnership prior to our initial public offering in September 2014. As a publicly traded partnership, we now incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and related rules subsequently implemented by the SEC and the NYSE have required changes in the corporate governance practices of publicly traded companies. These rules and regulations will increase our legal and financial compliance costs and make activities more time-consuming and costly. In addition, we incur additional costs associated with our publicly traded partnership reporting requirements, and our general partner maintains director and officer liability insurance. The amount of cash we have available for distribution to our unitholders will be reduced by the costs associated with being a publicly traded partnership.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to you. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to you. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing U.S. federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. Moreover, on May 6, 2015, the IRS and the U.S. Department of Treasury published proposed regulations (the "Proposed Regulations") that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income for the purposes of the qualifying income exception upon which we rely for our treatment as a partnership for federal income tax purposes. Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income, we believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations.

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to satisfy the requirements of the exception pursuant to which we are treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS recently issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We have adopted certain valuation methodologies in determining a unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of the common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Pennsylvania and West Virginia. Both Pennsylvania and West Virginia currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

For a description of the Partnership's properties, see Item 1. “Business”, which is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS
Refer to Item 8. “Financial Statements and Supplementary Data - Note 10 - Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 4.	MINE SAFETY AND DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Partnership’s common units have been listed on the New York Stock Exchange ("NYSE") under the symbol “CNNX” since September 25, 2014. Prior to that, the Partnership’s equity securities were not listed on any exchange or traded on any public trading market. The following table sets forth the range of high and low sales prices per common unit as reported on the NYSE and the cash distributions per unit declared on the common units from the closing of the IPO through December 31, 2015:

	High	Low	Distributions
Year Ended December 31, 2015:
Quarter Ended March 31, 2015	$26.02	$17.25	$0.2148
Quarter Ended June 30, 2015	$20.99	$17.05	$0.2125
Quarter Ended September 30, 2015	$18.15	$9.02	$0.2200
Quarter Ended December 31, 2015	$14.28	$8.58	$0.2280

Year Ended December 31, 2014:
Period Ended September 30, 2014 (*)	$30.40	$26.80	$—
Quarter Ended December 31, 2014	$32.40	$22.20	$—
(*) The first trade date of CNNX units was September 25, 2014.

Transfer Agent and Registrar
The transfer agent and registrar for our common limited partnership units is Wells Fargo Bank N.A. Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075-1139.

Unitholders Profile
As of as of January 20, 2016 the approximate number of our common unitholders was 4,500. A cash distribution of$0.2362 per common unit was declared on January 22, 2016 and paid on February 12, 2016 to unitholders of record as of the close of business on February 4, 2016.

Equity Compensation Plan Information
Please read “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans.”

Market Repurchases

The Partnership did not repurchase any of its common units during 2015.

Distributions of Available Cash

General

Beginning with the quarter ended December 31, 2014, our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

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

	As of and for the Years Ended December 31,
	2015	2014	2013	2012
CONSOLIDATED STATEMENTS OF OPERATIONS:	(in thousands, except per share amounts)
Total Gathering Revenue — Related Party	$203,423	$130,087	$65,626	$42,597
Net Income	$115,531	$64,827	$28,124	$19,944
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$71,247	$15,378	N/A	N/A

Net Income per Limited Partner Unit (basic and diluted):
Common Units	$1.20	$0.26	N/A	N/A
Subordinated Units	$1.20	$0.26	N/A	N/A

	As of and for the Years Ended December 31,
	2015	2014	2013
CONSOLIDATED BALANCE SHEETS:	(in thousands)
Property and Equipment, Net	$866,309	$622,746	$388,116
Total Assets	$924,425	$686,804	$409,264
Total Partners' Capital and Parent Net Investment	$803,142	$582,763	$368,074

	As of and for the Years Ended December 31,
	2015	2014	2013	2012
CASH FLOW STATEMENT DATA:	(in thousands, except per share amounts)
Net Cash Provided by Operating Activities	$116,017	$84,694	$34,514	$25,607
Net Cash Used in Investing Activities	$(291,211)	$(269,601)	$(130,924)	$(121,173)
Net Cash Provided by Financing Activities	$172,159	$182,183	$95,000	$81,800
OTHER DATA:
Capital Expenditures	$(291,211)	$(269,686)	$(130,924)	$(121,173)
EBITDA(2)	$131,419	$72,181	$33,949	$23,382
Adjusted EBITDA(2)	$131,821	$72,181	$33,949	$23,382
Adjusted EBITDA attributable to CONE Midstream Partners LP(2)	$80,310	$63,460	$33,949	$23,382
Distributable Cash Flow(2)	$70,919	$57,452	$30,509	$20,810

(1) In 2014, the amount reflects only the general and limited partner interest in net income since the closing of the IPO on September 30, 2014. See Item 8, Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

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

We define distributable cash flow as adjusted EBITDA less net income attributable to noncontrolling interest, net cash interest paid and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances.
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
The following table presents a reconciliation of the non-GAAP measures of EBITDA, adjusted EBITDA, adjusted EBITDA attributable to CONE Midstream Partners LP and distributable cash flow to the most directly comparable GAAP financial measure of net income.

	Twelve Months Ended December 31,
(in thousands)	2015	2014	2013	2012
Net Income	$115,531	$64,827	$28,124	$19,944
Interest Expense	835	24	—	—
Depreciation Expense	15,053	7,330	5,825	3,438
EBITDA	131,419	72,181	33,949	23,382
Non-Cash Unit-Based Compensation Expense	402	—	—	—
Adjusted EBITDA	131,821	72,181	33,949	23,382
Less:
Net Income Attributable to Noncontrolling Interest	44,284	7,858	—	—
Interest Expense Attributable to Noncontrolling Interest	428	—	—	—
Depreciation Expense Attributable to Noncontrolling Interest	6,799	863	—	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$80,310	$63,460	$33,949	$23,382
Less: Cash Interest Paid, Net	407	—	—	—
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	8,984	6,008	3,440	2,572
Distributable Cash Flow	$70,919	$57,452	$30,509	$20,810

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are a master limited partnership formed in May 2014 by CONSOL Energy Inc. ("CONSOL") and Noble Energy, Inc. ("Noble Energy") whom we refer to collectively as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
To date, we have generated all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements also include substantial acreage dedications currently totaling approximately 515,000 net acres in the Marcellus Shale. In the future, we may seek to supplement our growth by performing gathering services for unrelated third parties. We will also consider accretive acquisitions, including drop downs of additional interests in our existing consolidated assets, as well as other unaffiliated opportunities.
Initial Public Offering
On September 30, 2014, the Partnership closed its initial public offering ("IPO") of common units representing limited partner interests. References in this report to the “Company,” “our Partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering LLC ("CONE Gathering"), our predecessor for accounting purposes. References in this report to the “Company,” “our Partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. See Item 8, Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
Ownership of Our Assets
Our Predecessor’s historical results of operations include the earnings of CONE Gathering on a 100% basis, which includes 100% of the results of our Anchor Systems, Growth Systems and Additional Systems, as well as 100% of the results of certain ancillary midstream assets that CONE Gathering owns. In connection with the completion of the IPO, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. Consequently, our net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP after the completion of the IPO reflect less than 100% of the results of our Anchor Systems, Growth Systems and Additional Systems and do not include any results of certain ancillary midstream assets that CONE Gathering owns.
Although we own only 5% of the Growth and Additional Systems, we consolidate them fully with our results following the IPO. Accordingly, all income statement line items following our IPO, including net income, reflect the results of these Systems on a 100% basis.
2015 Highlights
We continued to build out our network of pipeline and gathering facilities in the current year, adding approximately 64 miles of pipeline and opening four new facilities, which added 21,000 horsepower of compression. The current year build out included Greenfield infrastructure projects and gathering system extensions to new fields and new pads, along with expansion projects designed to remove certain bottlenecks that existed within our systems. As a result of these investments, our average daily throughput increased nearly 60% to 1,099 BBtu per day for 2015 (or 629 BBtu/d net to the Partnership) compared to 695 BBtu per day for 2014 (or 452 BBtu/d net to the Partnership).
Our 2015 financial results included (unless otherwise indicated, the measures discussed below reflect the unallocated total activity of the three development companies jointly owned by the Partnership and CONE Gathering):

•	90 new well connects

•	gathering revenues of $203.4 million in 2015, as compared to $130.1 million in 2014;

•	net income of $115.5 million for 2015, as compared to $64.8 million in 2014;

•
net income attributable to limited partner ownership interests in CONE Midstream Partners LP of $69.8 million for 2015, as compared to $15.1 million in 2014 (which only reflected earnings from September 30, 2014 to December 31, 2014);

•	cash flows provided by operating activities of $116.0 million for 2015, as compared to $84.7 million for 2014;

•	capital expenditures, on a cash basis, of $291.2 million for 2015, as compared to $269.7 million for 2014.

Outlook
Although the Partnership does not have significant direct exposure to commodity price risk, our Sponsors, from which we received all of our revenues in 2015, are significantly exposed to commodity price risk. Global energy commodity prices have declined significantly since our IPO. Crude oil prices have declined as a result of several factors, including increased worldwide crude oil supplies, a stronger U.S. dollar, and strong competition among oil producing countries for market share. Specifically, West Texas Intermediate crude oil traded between $40 and $60 per barrel for most of calendar 2015, and ended below $40 per barrel at December 31, 2015, as compared to prices at the time of our IPO of over $90 per barrel. US Natural gas prices have also declined on continued strong supply growth versus new demand and despite record cold winter weather in key natural gas consuming regions. Specifically, Henry Hub natural gas traded for less than $3.00 per MMBtu throughout calendar 2015, which is below the $3.92 per MMBtu price that existed at the time of our IPO, and has continued to be below $3.00 per MMBtu during the early months of 2016.

Although recent well performance on our dedicated acreage has improved and throughput volumes since our IPO have been strong, our Sponsors were not running any drilling rigs on our dedicated acreage as of December 31, 2015.  Our Sponsors have mutually agreed to a 2016 level of activity that is significantly below that which is described in the default plan under their joint development agreement.  A prolonged continuance of depressed commodity prices could result in decreased throughput volumes in the future as a result of decreased drilling and completion activity by our Sponsors.

We continue to remain committed to delivering distribution growth to our investors over the long term. In fact, our Board of Directors approves all cash distributions on a quarter by quarter basis with a view that whatever level is set is sustainable over the long term. Their decision is framed with the primary objective of maximizing long term value and total returns for unitholders, and they may choose to either boost or temper distribution growth by weighing various factors. In order to adapt to the uncertain current environment, we will continue to manage our costs and intend to continue to generate distributable cash flows through depressed commodity cycles. The co-ownership structure of our operating subsidiaries is designed to reduce up front capital expenditure burdens on us while also facilitating future drop downs of additional interests in our Anchor, Growth and Additional Systems. Although we expect that our Sponsors will present to us drop down opportunities in the future, we do not know when or if such opportunities may be presented. Please read Item 1A. “Risk Factors - We may be unable to grow by acquiring non-controlling interests in our operating subsidiaries owned by CONE Gathering, which could limit our ability to increase our distributable cash flow.”

In 2016, we anticipate capital expenditures attributable to the Partnership to be between $30.0 million and $35.0 million, which includes approximately $11 million of maintenance capital. Our Sponsors are responsible for making capital contributions representing their 25%, 95% and 95% ownership interests in the Anchor, Growth and Additional Systems, respectively. The Board of Directors may approve additional growth capital during the year at their discretion.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes; (ii) EBITDA and adjusted EBITDA; (iii) distributable cash flow and (iv) operating expenses.
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of natural gas and condensate that we gather for our Sponsors. The volumes of natural gas and condensate that we gather are primarily affected by upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. Our Sponsors’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices and national and regional production levels to positively correlate with drilling activity.
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
We have secured significant acreage dedications from our Sponsors, which have dedicated to us approximately 515,000 net acres and 20,000 net acres of their jointly owned Marcellus and Utica Shales acreage, respectively, for an initial term of 20 years. In addition to our existing dedicated acreage, our gathering agreements provide that any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “dedication area” covering over 7,700 square miles in West

Virginia and Pennsylvania will be automatically dedicated to us. We also have the right of first offer (“ROFO”) to provide midstream services to our Sponsors on our ROFO acreage, which currently includes approximately 186,000 net acres of our Sponsors’ jointly owned Marcellus Shale acreage and any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “ROFO area” covering over 18,300 square miles in West Virginia and Pennsylvania.
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
Adjusted EBITDA & Distributable Cash Flow
Adjusted EBITDA and distributable cash flow are non-GAAP measures that we believe provide information useful to investors in assessing our financial condition and results of operations. For a discussion on how we define adjusted EBITDA and distributable cash flow and the supporting reconciliations to their most directly comparable GAAP financial measures, please read “Non-GAAP Financial Measures”.

Operating Expense
Operating expense is comprised of costs directly associated with gathering natural gas at the wellhead and transporting it to interstate and intrastate pipelines, natural gas processing facilities or other delivery points. These costs include electrically-powered compression, direct labor, repairs and maintenance, supplies, ad valorem and property taxes, utilities and contract services. These expenses generally remain stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.
Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our Predecessor’s historical results of operations for the reasons described below:
Ownership of Our Assets
See "Ownership of Our Assets" above.
Revenues
Our Predecessor’s results of operations reflect gathering revenues based on the same fixed fee per unit of throughput of natural gas it gathered, regardless of the liquids-content of the natural gas, as well as reimbursements for electrically-powered compression costs. They also reflect the remittance of a net condensate price to our Sponsors for the condensate gathering and handling services provided by our Predecessor.
Under the gathering agreements with our Sponsors, we receive separate fixed fees for wet gas and dry gas that we gather and another fixed fee per unit of throughput for the condensate gathering and handling services at the applicable receipt points.
General and Administrative Expenses
Our Predecessor’s general and administrative expense included only direct charges for the management and operation of our assets by CONSOL for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services that was not governed by a formal cost-sharing agreement.

Since the completion of the IPO, we incur charges for a combination of direct and allocated charges for general and administrative services with our Sponsors that has been formalized by an Omnibus Agreement. We also incur costs that are associated with being a publicly traded company.
Financing
Historically, our Predecessor’s operations were financed as part of our Sponsors’ midstream joint venture operations, and our Predecessor did not record any separate costs associated with financing its operations. In addition, our Predecessor largely relied on internally generated cash flows and capital contributions from our Sponsors to satisfy its capital expenditure requirements.
Following the completion of the IPO, our partnership agreement requires that we distribute all available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. At December 31, 2015, we had an outstanding balance of $73.5 million and available borrowing capacity of $176.5 million under our $250.0 million revolving credit facility.
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

Our Sponsors’ Drilling and Development Plan
Our operations are primarily dependent upon our Sponsors’ natural gas production on our dedicated acreage in the Marcellus Shale. Our Sponsors have established a drilling and development program on their upstream acreage, including on our dedicated acreage, and primarily rely on us to deliver the midstream infrastructure necessary to accommodate their continuing production growth in the Marcellus Shale and Utica Shale. Although we anticipate our Sponsors’ continued exploration and production activities in our areas of operation in the Marcellus Shale and Utica Shale over the long term, we have no control over the level or timing of their activity. In fact, the joint development agreement ("JDA") with our Sponsors contains certain mechanisms that may cause their production on our dedicated acreage to be less than we anticipate. For example, our Sponsors were not running any drilling rigs on our dedicated acreage as of December 31, 2015 and have recently mutually agreed to a 2016 drilling level of activity that is significantly below the drilling activity per the default plan described in the JDA.
Fluctuations in natural gas prices could affect production rates over time and levels of investment by our Sponsors and third parties in exploration for and development of new natural gas reserves. Throughout 2015, persistent low commodity prices caused and may continue to cause our Sponsors or potential third-party customers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If our Sponsors delay drilling or temporarily shut in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our gathering agreements with our Sponsors do not contain minimum volume commitments.

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

RESULTS OF OPERATIONS
Twelve Months Ended December 31, 2015 Compared to the Twelve Months Ended December 31, 2014

	For the Years Ended December 31
(in thousands)	2015	2014	$ Change	% Change
Revenue
Gathering Revenue — Related Party	$203,423	$130,087	$73,336	56.4%
Other Income	—	85	(85)	100.0%
Total Revenue	203,423	130,172	73,251	56.3%

Expenses
Operating Expense — Third Party	28,987	27,371	1,616	5.9%
Operating Expense — Related Party	29,937	24,072	5,865	24.4%
General and Administrative Expense — Third Party	4,444	1,822	2,622	143.9%
General and Administrative Expense — Related Party	8,636	4,726	3,910	82.7%
Depreciation Expense	15,053	7,330	7,723	105.4%
Interest Expense	835	24	811	3,379.2%
Total Expense	87,892	65,345	22,547	34.5%
Net Income	$115,531	$64,827	$50,704	78.2%
Less: Net Income Attributable to Noncontrolling Interest	44,284	7,858	36,426	463.6%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$71,247	$56,969	$14,278	25.1%

Operating Statistics - Gathered Volumes for the Twelve Months Ended December 31, 2015

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d)	468	81	9	558	355
Wet Gas (BBtu/d)	345	8	169	522	267
Condensate (MMcfe/d)	8	—	11	19	7
Total Gathered Volumes	821	89	189	1,099	629

Operating Statistics - Gathered Volumes for the Twelve Months Ended December 31, 2014

	Anchor	Growth	Additional	Other	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d)	357	57	4	5	423	270
Wet Gas (BBtu/d)	234	—	28	4	266	177
Condensate (MMcfe/d)	6	—	—	—	6	5
Total Gathered Volumes	597	57	32	9	695	452
(*) In each table, represents throughput volumes net of the noncontrolling interests owned by the Sponsors.
Revenue
Because our Sponsors have established a drilling and development program on our dedicated acreage, our revenue generally increases as our Sponsors’ production on our dedicated acreage increases.
Gathering revenue — related party was approximately $203.4 million for the twelve months ended December 31, 2015 compared to approximately $130.1 million for the twelve months ended December 31, 2014. The $73.3 million increase was primarily due to a 404 BBtu/d increase in throughput volumes, which was primarily due to a 140 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production areas and 273 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas. Of the dry gas change, 111 BBtu/d was related to the Anchor Systems and 29 BBtu/d was related to the Growth Systems and Additional Systems. Of the wet gas and condensate change, 113 BBtu/d was related to our Anchor Systems and 160 BBtu/d was related to our Growth and Additional Systems. The remaining volumes were related to assets retained by our Predecessor.
Gathering revenue also included an electrically-powered compression reimbursement of $15.9 million and $12.3 million for the years ended December 31, 2015 and 2014, respectively.
Operating Expense
Total operating expense was approximately $58.9 million for the twelve months ended December 31, 2015 compared to approximately $51.4 million for the twelve months ended December 31, 2014. The approximate $7.5 million increase in operating expense was primarily due to the increase in repairs and maintenance and electrically-powered compression associated with increased throughput. Electrically-powered compression was $15.9 million and $12.3 million for the years ended December 31, 2015 and 2014, respectively, which was reimbursed by the Sponsors pursuant to their respective Gathering Agreements.
General and Administrative Expense
General and administrative expense is primarily comprised of direct and allocated charges for the management and operation of our assets by CONSOL, which includes executive compensation, accounting and finance, information technology, engineering, legal, human resources and other financial and administrative services. We also incur third party costs for coverage under separate insurance policies and for services associated with being a public company such as external legal and professional fees.
Total general and administrative expense was approximately $13.1 million for the twelve months ended December 31, 2015 compared to approximately $6.5 million for the twelve months ended December 31, 2014. The $6.6 million increase was primarily a result of increased staffing levels and related salary and benefit expenses in order to support the growth of our midstream systems, as well as additional expenses incurred associated with being a publicly traded partnership.
Depreciation
We recognize depreciation on our gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $15.1 million for the twelve months ended December 31, 2015 compared to approximately $7.3 million for the twelve months ended December 31, 2014. The increase of $7.8 million was primarily related to our capital spending since since the IPO and resulting assets placed into service.

Twelve Months Ended December 31, 2014 Compared to the Twelve Months Ended December 31, 2013

	For the Years Ended December 31
(in thousands)	2014	2013	Change	Percent Change
Revenue
Gathering Revenue — Related Party	$130,087	$65,626	$64,461	98.2%
Other Income	85	—	85	100.0%
Total Revenue	130,172	65,626	64,546	98.4%

Expenses
Operating Expense — Third Party	27,371	13,175	14,196	107.7%
Operating Expense — Related Party	24,072	16,669	7,403	44.4%
General and Administrative Expense — Third Party	1,822	219	1,603	732.0%
General and Administrative Expense — Related Party	4,726	1,614	3,112	192.8%
Depreciation Expense	7,330	5,825	1,505	25.8%
Interest Expense	24	—	24	100.0%
Total Expense	65,345	37,502	27,843	74.2%
Net Income	64,827	28,124	36,703	130.5%
Less: Net Income Attributable to Noncontrolling Interest	7,858	—	7,858	100.0%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$56,969	$28,124	$28,845	102.6%

Operating Statistics - Gathered Volumes for the Twelve Months Ended December 31, 2014

	Anchor	Growth	Additional	Other	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d)	357	57	4	5	423	270
Wet Gas (BBtu/d)	234	—	28	4	266	177
Condensate (MMcfe/d)	6	—	—	—	6	5
Total Gathered Volumes	597	57	32	9	695	452
Operating Statistics - Gathered Volumes for the Twelve Months Ended December 31, 2013

	Anchor	Growth	Additional	Other	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d)	252	8	—	2	262	189
Wet Gas (BBtu/d)	89	—	—	—	89	67
Condensate (MMcfe/d)	1	—	—	—	1	1
Total Gathered Volumes	342	8	—	2	352	257
(*) In each table, represents throughput volumes net of the noncontrolling interests owned by the Sponsors.
Revenue
Gathering revenue — related party was approximately $130.1 million for the twelve months ended December 31, 2014 compared to approximately $65.6 million for the twelve months ended December 31, 2013. The approximate $64.5 million increase was primarily due to a 343 BBtu/d increase in throughput volumes. The increase in throughput volumes was due to a 158 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production areas and 178 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas, which is primarily contained within our Anchor Systems. Of the dry gas change, 105 BBtu/d was related to the Anchor Systems and 53 BBtu/d was related to the Growth and Additional Systems. Of the wet gas and condensate change, 150 BBtu/d was related to our Anchor Systems and 28 BBtu/d was related to the Growth and Additional Systems. The remaining volumes were related to assets retained by our Predecessor. Our revenue increases with increases in our Sponsors’ production on our dedicated acreage.

Gathering revenue also included an electrically-powered compression reimbursement of $12.3 million and $6.7 million for the years ended December 31, 2014 and 2013, respectively, as per the Gathering Agreements with our Sponsors.
Operating Expense
Total operating expense was approximately $51.4 million for the twelve months ended December 31, 2014 compared to approximately $29.8 million for the twelve months ended December 31, 2013. The approximate $21.6 million increase in operating expense was primarily due to the increase in repairs and maintenance and electrically-powered compression associated with increased throughput.  Electrically-powered compression was $12.3 million and $6.7 million for the years ended December 31, 2014 and 2013, respectively, which was reimbursed by the Sponsors pursuant to their respective Gathering Agreements.
General and Administrative Expense
General and administrative expense is primarily comprised of direct and allocated charges for the management and operation of our assets by CONSOL, which includes executive compensation, accounting and finance, information technology, engineering, legal, human resources and other financial and administrative services.  We also incur third party costs for coverage under separate insurance policies and for services associated with being a public company such as external legal and professional fees.
Total general and administrative expense was approximately $6.5 million for the twelve months ended December 31, 2014 compared to approximately $1.8 million for the twelve months ended December 31, 2013. The $4.7 million increase was primarily a result of increased staffing levels and related salary and benefit expenses in order to support the growth of our midstream systems, as well as additional expenses incurred associated with being a publicly traded partnership.
Depreciation
We recognize depreciation on our gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $7.3 million for the twelve months ended December 31, 2014 compared to approximately $5.8 million for the twelve months ended December 31, 2013. The increase of $1.5 million was primarily related to continued capital spending and the resulting assets placed into service.

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
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less net income attributable to noncontrolling interest, net cash interest paid and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances.
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

	Twelve Months Ended December 31,
(in thousands)	2015	2014	2013
Net Income	$115,531	$64,827	$28,124
Interest Expense	835	24	—
Depreciation Expense	15,053	7,330	5,825
EBITDA	131,419	72,181	33,949
Non-Cash Unit-Based Compensation Expense	402	—	—
Adjusted EBITDA	131,821	72,181	33,949
Less:
Net Income Attributable to Noncontrolling Interest	44,284	7,858	—
Interest Expense Attributable to Noncontrolling Interest	428	—	—
Depreciation Expense Attributable to Noncontrolling Interest	6,799	863	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$80,310	$63,460	$33,949
Less: Cash Interest Paid, Net	407	—	—
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	8,984	6,008	3,440
Distributable Cash Flow	$70,919	$57,452	$30,509

Net Cash Provided by Operating Activities	$116,017	$84,694	$34,514
Interest Expense	835	24	—
Other, Including Changes in Working Capital	14,969	(12,537)	(565)
Adjusted EBITDA	131,821	72,181	33,949
Less:
Net Income Attributable to Noncontrolling Interest	44,284	7,858	—
Interest Expense Attributable to Noncontrolling Interest	428	—	—
Depreciation Expense Attributable to Noncontrolling Interest	6,799	863	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$80,310	$63,460	$33,949
Less: Cash Interest Paid, Net	407	—	—
Less: Ongoing Maintenance Capital Expenditures, Net of Expected Reimbursements	8,984	6,008	3,440
Distributable Cash Flow	$70,919	$57,452	$30,509
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
We intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the general partner interest and the number of common and subordinated units outstanding as of December 31, 2015. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
Revolving Credit Facility
At the closing of the IPO on September 30, 2014, we entered into a $250.0 million revolving credit facility, which is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. As of December 31, 2015, we had an outstanding balance on our credit facility of $73.5 million. In addition, we incurred $0.8 million of interest expense for the year ended December 31, 2015.
Borrowings under our revolving credit facility bear interest at our option at either:

•
the base rate, which will be defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.125% to 1.00% depending on our most recent consolidated total leverage ratio or our credit rating; or

•
the LIBOR rate plus a margin varying from 1.125% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

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
We are also subject to covenants that require us to maintain certain financial ratios, as follows:

•
we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0. We define this as our consolidated leverage ratio which is calculated as the total amount outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The consolidated leverage ratio was 0.9 to 1.0 at December 31, 2015.

•
we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.0 to 1.0. We define this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The consolidated interest coverage ratio was 197.5 to 1.0 at December 31, 2015.

Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the years ended December 31, 2015 and 2014 were as follows:

	Twelve Months Ended December 31,
	2015	2014	Change
Net cash provided by operating activities:	$116,017	$84,694	$31,323
Net cash used in investing activities:	$(291,211)	$(269,601)	$(21,610)
Net cash provided by financing activities:	$172,159	$182,183	$(10,024)
Net cash provided by operating activities increased $31.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to an improvement in CONE Midstream Partners LP's consolidated year over year EBITDA of $59.2 million, which was partially offset by our net spend on payables in the current year compared to the prior year.
Cash used in investing activities increased due primarily to capital expenditures related to the expansion of our midstream systems, which was in direct response to our Sponsors’ production on our dedicated acreage in the Marcellus Shale and Utica Shale plays.
Generally, our cash provided by financing activities are a function of noncontrolling interest holders' (our Sponsors) investments in the Partnership's gross property, plant and equipment less the difference between our cash distributions to unitholders and net proceeds from the revolving credit facility during a given year. In the current year, our noncontrolling interest holders contributed $182.1 million to the Partnership, substantially all of which related to their continued investment in their noncontrolling interests of the Anchor, Growth and Additional Systems. Other financing activities included four quarterly distributions (relating to the period September 30, 2014 through September 30, 2015) to unitholders totaling $52.1 million and $42.2 million in net proceeds from our revolver. Current year financing activities are not comparable to the prior year, during which we completed our IPO and changed the way we finance our operations. See Overview - "Factors Affecting the Comparability of Our Financial Results" above.

Capital Expenditures
The midstream energy business is capital intensive and requires maintenance of existing gathering systems and other midstream assets and facilities, as well as the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our partnership agreement requires that we categorize our capital expenditures as either:

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

Capital Expenditures for the Twelve Months Ended December 31, 2015

	Anchor	Growth	Additional	TOTAL (*)
Capital Investment
Maintenance Capital	$11,755	$1,275	$2,074	$15,104
Expansion Capital	137,763	20,783	117,561	276,107
Total Capital Investment	$149,518	$22,058	$119,635	$291,211

Capital Investment Net to CNNX
Maintenance Capital	$8,816	$64	$104	$8,984
Expansion Capital	103,322	1,039	5,878	110,239
Total Capital Investment Net to CNNX	$112,138	$1,103	$5,982	$119,223

Capital Expenditures for the Twelve Months Ended December 31, 2014

	Anchor	Growth	Additional	TOTAL (*)
Capital Investment
Maintenance Capital	$7,957	$609	$198	$8,764
Expansion Capital	111,992	32,889	105,539	250,420
Total Capital Investment	$119,949	$33,498	$105,737	$259,184

Capital Investment Net to CNNX
Maintenance Capital	$5,968	$30	$10	$6,008
Expansion Capital	83,994	1,644	5,277	90,915
Total Capital Investment Net to CNNX	$89,962	$1,674	$5,287	$96,923

(*)
Total gross amounts consist of only the 100% activity of the three Development Companies (Anchor, Growth and Additional), on which CONE Midstream Partners LP owns a controlling interest of 75%, 5% and 5%, respectively. Other systems that are included in the Predecessor's historical financial statements are excluded from the tables above, as these systems are not included in the current consolidated operations of the Partnership.

We anticipate that we will continue to make expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that any significant future expansion capital expenditures will be funded by borrowings under our revolving credit facility and the issuance of debt and equity securities.
Insurance Program
We maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent. We cannot, however, assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.
Off-Balance Sheet Arrangements
At December 31, 2015, CONE Gathering has $2.9 million of surety bonds outstanding that secure financial obligations for environmental, road maintenance and various other items which are not reflected on the consolidated balance sheet. Since we intend to satisfy the obligations to which the surety bonds relate in the normal course of business, management believes they will expire without being funded.
We do not maintain any other off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the unaudited consolidated financial statements of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS
The following table details the future projected payments associated with our contractual obligations as of December 31, 2015:

	Payments Due by Year
(thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$4,909	3,768	$—	$—	$8,677
Credit Facility (2)	—	—	73,500	—	73,500
Total Contractual Obligations	$4,909	$3,768	$73,500	$—	$82,177
(1) We lease various equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Item 8, Note 11.

(2) Our credit facility matures on September 30, 2019.

Critical Accounting Policies
The Partnership’s accounting policies and any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the Notes to the Audited Consolidated Financial Statements of this Form 10-K for the period ended December 31, 2015. The application of the Partnership’s accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. If applicable, management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
As of December 31, 2015, the Partnership does not have any accounting policies that we deem to be critical or that would require significant judgment. Accordingly, we have not included any accounting policies below.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
To date, we have generated all of our revenues pursuant to fee-based gathering agreements based on acreage dedications and do not have minimum volume commitments. We are paid based on the volumes of natural gas and condensate that we gather and handle, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks through our Sponsors, who may reduce or shut in production due to depressed commodity prices. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate terms with third parties may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
At the closing of our IPO on September 30, 2014, we entered into a $250.0 million revolving credit facility. Assuming our outstanding balance on the revolving credit facility of $73.5 million, an increase of one percentage point in the interest rates would have resulted in an increase in interest expense during 2015 of $0.7 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of CONE Midstream GP LLC and
Unitholders of CONE Midstream Partners LP

We have audited the accompanying consolidated balance sheets of CONE Midstream Partners LP (including its Predecessor as defined in Note 1), as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners’ capital and parent net investment and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONE Midstream Partners, LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 17, 2016

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2015	2014	2013
Revenue
Gathering Revenue — Related Party	$203,423	$130,087	$65,626
Other Income	—	85	—
Total Revenue	203,423	130,172	65,626

Expenses
Operating Expense — Third Party	28,987	27,371	13,175
Operating Expense — Related Party	29,937	24,072	16,669
General and Administrative Expense — Third Party	4,444	1,822	219
General and Administrative Expense — Related Party	8,636	4,726	1,614
Depreciation Expense	15,053	7,330	5,825
Interest Expense	835	24	—
Total Expense	87,892	65,345	37,502
Net Income	115,531	64,827	28,124
Less: Net Income Attributable to Noncontrolling Interest	44,284	7,858	—
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$71,247	$56,969	$28,124

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (*)	$71,247	$15,378	N/A
Less: General Partner Interest in Net Income	1,425	308	N/A
Limited Partner Interest in Net Income	$69,822	$15,070	N/A

Net Income per Limited Partner Unit - Basic	$1.20	$0.26	N/A
Net Income per Limited Partner Unit - Diluted	$1.20	$0.26	N/A

Limited Partner Units Outstanding - Basic	58,326	58,326	N/A
Limited Partner Unit Outstanding - Diluted	58,340	58,326	N/A
(*) In 2014, the amount reflects only the general and limited partner interest in net income since the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of units)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$217	$3,252
Receivables — Related Party (Note 6)	36,418	58,749
Inventory	18,916	—
Prepaid Expenses	1,873	1,280
Other Current Assets	164	164
Total Current Assets	57,588	63,445
Property and Equipment:
Property and Equipment (Note 7)	897,918	639,735
Less — Accumulated Depreciation	31,609	16,989
Property and Equipment — Net	866,309	622,746
Other Non-Current Assets	528	613
TOTAL ASSETS	$924,425	$686,804

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$46,155	$70,635
Accounts Payable — Related Party (Note 8)	1,628	2,106
Total Current Liabilities	47,783	72,741
Other Liabilities:
Revolving Credit Facility (Note 9)	73,500	31,300
Total Liabilities	121,283	104,041
Partners' Capital:
Common Units - (29,163,121 Units Issued and Outstanding at December 31, 2015 and 2014)	399,399	389,612
Subordinated Units (29,163,121 Units Issued and Outstanding at December 31, 2015 and 2014)	(82,900)	(92,285)
General Partner Interest	(3,389)	(3,772)
Capital Attributable to CONE Midstream Partners LP	313,110	293,555
Noncontrolling Interest	490,032	289,208
Total Partners' Capital	803,142	582,763
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$924,425	$686,804

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND PARENT NET INVESTMENT
(Dollars in thousands)

		Partners' Capital
		Limited Partners
					Capital
	Parent Net			General	Attributable	Noncontrolling
	Investment	Common	Subordinated	Partner	to Partners	Interest	Total
Balance at December 31, 2013	$368,074	$—	$—	$—	$368,074	$—	$368,074
Net Income Attributable to the period from January 1, 2014 through September 29, 2014	41,591	—	—	—	41,591	—	41,591
Investment by Partners	138,626	—	—	—	138,626	—	138,626
Distribution of Assets to CONE Gathering LLC	(34,033)	—	—	—	(34,033)	—	(34,033)
Contribution of Net Assets to CONE Midstream Partners LP	(514,258)	59,915	193,329	7,899	(253,115)	253,115	—
Issuance of Common Units to Public, Net of Offering Costs	—	413,005	—	—	413,005	—	413,005
Distribution of Proceeds	—	(93,603)	(302,029)	(12,339)	(407,971)	—	(407,971)
Net Income Attributable to the period from September 30, 2014 through December 31, 2014 (1)	—	7,535	7,535	308	15,378	7,858	23,236
Investment by Sponsors, Partners and Noncontrolling Interest Holders (2)	—	2,760	8,880	360	12,000	28,235	40,235
Balance at December 31, 2014	$—	$389,612	$(92,285)	$(3,772)	$293,555	$289,208	$582,763
Net Income	—	34,911	34,911	1,425	71,247	44,284	115,531
Investments by Partners and Noncontrolling Interest Holders (2)	—	—	—	—	—	156,540	156,540
Distribution to Unitholders	—	(25,526)	(25,526)	(1,042)	(52,094)	—	(52,094)
Unit Based Compensation	—	402	—	—	402	—	402
Balance at December 31, 2015	$—	$399,399	$(82,900)	$(3,389)	$313,110	$490,032	$803,142
(1) Reflective of net income since the closing of the IPO. See Note 1 — Description of Business, Initial Public Offering and Basis of Presentation.
(2) Investment includes an outstanding cash calls as of December 31, 2015 and 2014. See Note 6 — Receivables - Related Party.

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net Income	$115,531	$64,827	$28,124
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation Expense and Amortization of Debt Issuance Costs	15,217	7,330	5,825
Gain on Disposition of Equipment	—	(85)	—
Unit Based Compensation	402	—	—
Changes in Operating Assets:
Receivables — Related Party	(3,148)	(9,029)	(5,654)
Inventory	(2,284)	—	—
Prepaid Expenses	(663)	(1,280)	50
Non-Current Assets	(10)	—	—
Changes in Operating Liabilities:
Accounts Payable	(8,670)	23,806	5,760
Accounts Payable — Related Party	(358)	(875)	409
Net Cash Provided by Operating Activities	116,017	84,694	34,514
Cash Flows from Investing Activities:
Capital Expenditures	(291,211)	(269,686)	(130,924)
Proceeds on Sale of Equipment	—	85	—
Net Cash Used in Investing Activities	(291,211)	(269,601)	(130,924)
Cash Flows from Financing Activities:
Investments by Partners and Noncontrolling Interest Holders	182,053	146,626	95,000
Proceeds from Issuance of Common Units, Net of Offering Costs	—	413,005	—
Distribution of Proceeds	—	(407,971)	—
Distribution to Unitholders	(52,094)	—	—
Payment of Revolver Fees	—	(777)	—
Proceeds from Revolver	42,200	31,300	—
Net Cash Provided by Financing Activities	172,159	182,183	95,000
Net Decrease in Cash	(3,035)	(2,724)	(1,410)
Cash at Beginning of Period	3,252	5,976	7,386
Cash at End of Period	$217	$3,252	$5,976

Cash paid during the period for:
Interest	$572	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND INITIAL PUBLIC OFFERING
Description of Business
CONE Midstream Partners LP (the "Partnership") is a master limited partnership formed in May 2014 by CONSOL Energy Inc. (NYSE: CNX) ("CONSOL") and Noble Energy, Inc. (NYSE: NBL) ("Noble Energy"), whom we refer to collectively as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
In order to effectively manage our business we have divided our current midstream assets among three operating segments that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems include our midstream systems that generate the substantial majority of our current cash flows and that we expect to drive our growth over the near term as we increase average throughput on these systems from our Sponsors’ growing production.

•
Our Growth Systems include our high-growth, developing gathering systems that would require substantial expansion capital expenditures to materially increase production, the substantial majority of which would be funded by our Sponsors in proportion to their 95% retained ownership interest.

•
Our Additional Systems include several gathering systems primarily located in the wet gas regions of our Sponsors dedicated acreage that we expect will generate stable cash flows and require lower levels of expansion capital investment over the next several years.

The Partnership's general partner is CONE Midstream GP LLC, a wholly owned subsidiary of CONE Gathering LLC ("CONE Gathering"). CONE Gathering, a Delaware limited liability company, is a joint venture formed by our Sponsors in September 2011. CONE Gathering represents the predecessor for accounting purposes (the "Predecessor") of CONE Midstream Partners LP. References in these consolidated financial statements to the “Company,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in these consolidated financial statements to the “Company,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
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
Initial Public Offering
On September 30, 2014, the Partnership closed its IPO of 20,125,000 common units at a price to the public of $22.00 per unit, which included all 2,625,000 common units of the underwriters' over-allotment option. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “CNNX.”
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

•	through its ownership of our general partner, all of the Partnerships' incentive distribution rights ("IDRs"); and

•	an aggregate cash distribution of $408.0 million.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Reporting Requirements
The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). To conform to these accounting principles, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. These estimates are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates and actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.
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
The JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Partnership has irrevocably elected to “opt out” of this exemption and, therefore, is and will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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
Cash
Cash includes cash on hand and on deposit at banking institutions.
Receivables
Receivables are recorded at the invoiced amount and do not bear interest. When applicable, we reserve for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected, such as customer bankruptcies. Collectability is determined based on terms of sale, credit status of customers and various other circumstances. We regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.
Inventory

Inventory is stated at the lower of cost or market and consists entirely of pipe purchased for a delayed pipeline project in the Growth System, in which our Sponsors maintain a 95% noncontrolling interest.  Cost was determined primarily under the specific identification method.  The Partnership expects the pipe will either be used in an alternative project or sold to a third party.
Fair Value Measurement
The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize input to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
The carrying values on our balance sheet of our current assets, current liabilities and revolving credit facility approximate fair values due to their short maturities.
Property and Equipment
Property and equipment is recorded at cost upon acquisition. Expenditures which extend the useful lives of existing property and equipment are capitalized.
Property and equipment is depreciated using the straight-line method over the estimated useful lives or lease terms of the assets.
When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized as a gain or loss. The Partnership did not retire or dispose of any assets during the periods presented.
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
Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long-lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as the condition of an asset or management’s intent to utilize the asset generally require management to reassess the cash flows related to long-lived assets. The Partnership did not record any impairments during the periods presented.
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the related costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues.
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
Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. See Note 14–Long Term Incentive Plan for further discussion.
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
Early Termination of the Subordination Period
The subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter that each of the following tests are met:

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)". The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for annual reporting periods beginning after December 15, 2018, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. We are currently evaluating the method of adoption and impact that this new standard will have on our financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU will be effective for annual reporting periods beginning after December 15, 2015, including interim periods therein. The Partnership believes adoption of this new standard will not have a material impact on the Partnership's financial statements.
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
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which attempted to simplify the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU No. 2015-15 "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarified ASU 2015-03 as it relates to line-of-credit arrangements. ASU 2015-15 states that the SEC staff would not object to an entity's decision to continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Because this is how the Partnership has historically accounted for debt issuance costs, adoption of this standard will not have any impact on reported results or disclosures.
In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory (Topic 330)".  The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply.  The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market.  Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs.  The guidance becomes effective for fiscal years beginning after December 15, 2016; however, the Partnership early adopted this new standard in the current year, which had no impact on the Partnership's financial statements.

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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There were 20,055 phantom units that were not included in the calculation for the twelve months ended December 31, 2015 because the effect would have been antidilutive.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	December 31,
(all amounts in thousands, except per unit information)	2015	2014
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (*)	$71,247	$15,378
Less: General Partner Interest in Net Income	1,425	308
Limited Partner Interest in Net Income	$69,822	$15,070

Net Income Allocable to Common Units	$34,911	$7,535
Net Income Allocable to Subordinated Units	34,911	7,535
Limited Partner Interest in Net Income	$69,822	$15,070

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	29,163	29,163
Subordinated Units	29,163	29,163
Total	58,326	58,326

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	29,177	29,163
Subordinated Units	29,163	29,163
Total	58,340	58,326

Net Income Per Limited Partner Unit — Basic and Diluted
Common Units	$1.20	$0.26
Subordinated Units	$1.20	$0.26

(*)	Includes general and limited partner interest in net income since closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
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
Charges for services from CONSOL included in operating expenses — related party were $14.0 million, $11.8 million and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, included in operating expense - related party were $15.9 million, $12.3 million, and $6.7 million of electrically-powered compression, which was reimbursed from the Sponsors pursuant to their respective Gathering Agreements for the years ended December 31, 2015, 2014 and 2013, respectively.
During the year ended December 31, 2015, the Partnership sold $2.2 million of supply inventory to CONSOL. The Partnership purchased supply inventory from a CONSOL subsidiary, which totaled $3.9 million, and $4.3 million for the years ended December 31, 2014, and 2013, respectively, and were included in operating expenses - related party.

Sponsor-related charges within general and administrative expense - related party consisted of the following:

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013
CONSOL	$8,083	$4,629	$1,614
Noble Energy	553	97	—
Total General and Administrative Expense — Related Party	$8,636	$4,726	$1,614
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
Operational Services Agreement
Concurrent with closing of the IPO, we entered into an operational services agreement with CONSOL under which CONSOL provides certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CONSOL may mutually agree upon from time to time. CONSOL prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CONSOL submits actual expenditures for reimbursement on a monthly basis, and we reimburse CONSOL for any direct third-party costs incurred by CONSOL in providing these services.
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
Gathering Agreements
CNX Gas Gathering Agreement
On September 30, 2014, in connection with the closing of the IPO, the Partnership entered into a Gathering Agreement (the "CNX Gas Gathering Agreement") by and between the Partnership, as gatherer, and CNX Gas Company LLC ("CNX Gas"), a wholly owned subsidiary of CONSOL, as shipper. Under the CNX Gas Gathering Agreement, which has an initial term of 20 years, CNX Gas (i) dedicated to the Partnership for natural gas midstream services all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with Noble Energy to the extent covering the Marcellus Shale in the dedication area and (ii) granted the Partnership a right of first offer to provide natural gas midstream services with respect to all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with Noble Energy to the extent covering the Marcellus Shale in the right of first offer area.
Under the CNX Gas Gathering Agreement, the Partnership charges a fee based on the type and scope of midstream services provided that is subject to either annual mutually-agreed recalculated rates or a 2.5% escalation beginning January 1, 2016. During the periods following the IPO, for the services provided (a) with respect to natural gas that does not require downstream processing, the Partnership received a fee of $0.40 per MMBtu, (b) with respect to the natural gas that requires downstream processing, the Partnership received a fee of $0.55 per MMBtu, except in the Pittsburgh International Airport and Moundsville (Marshall County, West Virginia) areas, where the fee was $0.275 per MMBtu and (c) with respect to condensate, the Partnership received a fee of $5.00 per Bbl in the Majorsville area and $2.50 per Bbl in the Moundsville area. Each of these rates increased by 2.5% on January 1, 2016.
Under the CNX Gas Gathering Agreement, if the Partnership fails to timely complete the construction of the facilities necessary to provide midstream services to CNX Gas’ dedicated acreage or has an uncured default of any of the Partnership’s material obligations that has caused an interruption in the Partnership’s services for more than 90 days, the affected acreage will be permanently released from the Partnership’s dedication. Also, effective September 30, 2019, if CNX Gas drills a well that is located more than a certain distance from the Partnership’s current gathering system (and not included in the detailed drilling plan provided by CNX Gas and Noble Energy) and a third-party gatherer offers a lower cost of services, then the acreage associated with such well will be permanently released from the Partnership’s dedication.
NBL Gas Gathering Agreement
On September 30, 2014, in connection with the closing of the IPO, the Partnership entered into a Gathering Agreement (the “NBL Gas Gathering Agreement”) by and between the Partnership, as gatherer, and Noble Energy, as shipper. Under the NBL Gas Gathering Agreement, which has an initial term of 20 years, Noble Energy (i) dedicated to the Partnership for natural gas midstream services all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with CNX Gas to the extent covering the Marcellus Shale in the dedication area and (ii) granted the Partnership a right of first offer to provide natural gas midstream services with respect to all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with CNX Gas to the extent covering the Marcellus Shale in the right of first offer area.
Under the NBL Gas Gathering Agreement, the Partnership charges a fee based on the type and scope of midstream services provided that is subject to either annual mutually-agreed recalculated rates or a 2.5%% escalation beginning January 1, 2016. For the services provided (a) with respect to natural gas that does not require downstream processing, the Partnership receives a fee of $0.40 per MMBtu, (b) with respect to the natural gas that requires downstream processing, the Partnership receives a fee of $0.55 per MMBtu, except in the Pittsburgh International Airport and Moundsville (Marshall County, West Virginia) areas, where the fee is $0.275 per MMBtu and (c) with respect to condensate, the Partnership receives a fee of $5.00 per Bbl in the Majorsville area and $2.50 per Bbl in the Moundsville area. Each of these rates increased by 2.5% on January 1, 2016.
Under the NBL Gas Gathering Agreement, if the Partnership fails to timely complete the construction of the facilities necessary to provide midstream services to Noble Energy’s dedicated acreage or has an uncured default of any of the Partnership’s material obligations that has caused an interruption in the Partnership’s services for more than 90 days, the affected acreage will be permanently released from the Partnership’s dedication. Also, effective September 30, 2019, if Noble Energy drills a well that is located more than a certain distance from the Partnership’s current gathering system (and not included in the detailed drilling plan provided by CNX Gas and Noble Energy) and a third-party gatherer offers a lower cost of services, then the acreage associated with such well will be permanently released from the Partnership’s dedication.

Employee Secondment Agreement
We entered into an employee secondment agreement, effective September 8, 2014, with Noble Energy. Pursuant to the employee secondment agreement, an employee of Noble Energy is seconded to us to provide investor relations and similar functions, for which we will reimburse them for allocable salary, benefits, insurance, payroll taxes and other employment expenses related to the seconded employee.
NOTE 5 — CONCENTRATION OF CREDIT RISK
The Sponsors accounted for all of the Partnership’s gathering revenue in the years ended December 31, 2015, 2014 and 2013. Revenues attributable to each Sponsor were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
CONSOL	$103,678	$66,133	$33,538
Noble Energy	99,745	63,954	32,088
Total Gathering Revenue	$203,423	$130,087	$65,626

NOTE 6 — RECEIVABLES - RELATED PARTY
Receivables are comprised of related party receivables related to gathering fees and contribution activities which consisted of the following at December 31 (in thousands):

	2015	2014
Gathering Fees:
CONSOL	$10,221	$7,732
Noble Energy	19,246	13,697
Contributions Receivable:
CONSOL	3,360	16,141
Noble Energy	3,360	18,866
Other:
CONE Gathering LLC	231	2,313
Total Receivables — Related Party	$36,418	$58,749

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31 (in thousands):

	2015	2014	Estimated Useful Lives in Years
Land	$76,755	$47,701	N/A
Gathering equipment	561,642	298,897	25 — 40
Compression equipment	122,705	91,585	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	105,837	170,573	N/A
Total Property and Equipment	$897,918	$639,735
Less: Accumulated Depreciation
Gathering equipment	$21,130	$9,848
Compression equipment	6,998	4,486
Processing equipment	3,481	2,655
Total Accumulated Depreciation	$31,609	$16,989
Property and Equipment, Net	$866,309	$622,746

NOTE 8 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following at December 31 (in thousands):

	2015	2014
Accounts Payable — Related Party
Expense Reimbursement to CONSOL	$1,173	$1,016
Capital Expenditure Reimbursement to CNX Gas	2	561
Services Provided by CONSOL	402	432
Services Provided by Noble Energy	51	97
Total Accounts Payable — Related Party	$1,628	$2,106

NOTE 9 — REVOLVING CREDIT FACILITY
In connection with the closing of our IPO on September 30, 2014, we entered into a credit facility agreement which provides for a $250 million unsecured five year revolving credit facility that matures on September 30, 2019. Our revolving credit facility is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility will bear interest at our option at either:

•
the base rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.125% to 1.00% depending on our most recent consolidated total leverage ratio or our credit rating; or

•
the LIBOR rate plus a margin varying from 1.125% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

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
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios, the most important of which are as follows:

•
we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0 We define this as our consolidated leverage ratio which is calculated as the total amount outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The Partnership met the requirements of this financial covenant for the year ended December 31, 2015.

•
we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.0 to 1.0. We define this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The Partnership met the requirements of this financial covenant for the year ended December 31, 2015.

The outstanding balance of our revolving credit facility and interest rates on the amounts drawn from our revolver consist of the following (dollars in thousands):

	December 31,		December 31,
	2015		2014
	Debt	Interest Rate (1)	Debt	Interest Rate (2)
Credit Facility, Due September 30, 2019	$73,500	2.18%	$31,300	3.75%
(1) The weighted average annual interest rate consists of JP Morgan's prime rate and LIBOR rate, plus a margin as described above.
(2) Borrowings accrued interest at JP Morgan’s prime rate, plus a margin as described above.
As of December 31, 2015, we had outstanding debt issuance costs of $0.6 million, net of accumulated amortization, which were incurred in connection with the issuance of our credit facility. The debt issuance costs are being amortized in interest expense through September 30, 2019, which is the maturity date of the credit facility.

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
As of December 31, 2015, we had a receivable of $6.7 million related to Sponsor partners' investments.
As of December 31, 2014, we had receivables of $16.1 million and $18.9 million related to partners' investments from CONSOL and Noble Energy, respectively. Additionally, we had a receivable from CONE Gathering LLC related to capital expenditures of $2.3 million as of December 31, 2014.

NOTE 11 — COMMITMENTS AND CONTINGENCIES
At December 31, 2015, CONE Gathering has $2.9 million of surety bonds outstanding that secure financial obligations for environmental, road maintenance and various other items which are not reflected on the consolidated balance sheet. Since we intend to satisfy the obligations to which the surety bonds relate in the normal course of business, management believes they will expire without being funded.
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 12 — LEASES
We have entered into various non-cancelable operating leases primarily related to compression facilities. Future minimum lease payments under operating leases as of December 31, 2015 are as follows (in thousands):

(thousands)	Minimum Lease Payments
2016	$4,909
2017	3,032
2018	736
$8,677
Rental expense under operating leases was $9.2 million, $6.6 million and $2.5 million for the years ended December 31, 2015, 2014, and 2013 respectively. These expenses are included within operating expense - third party on our consolidated statement of operations.

NOTE 13 — SEGMENT INFORMATION
Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. The Partnership has three operating segments, which are also its reportable segments - the Anchor Systems, Growth Systems and Additional Systems. See Note 1 - Description of Business and Initial Public Offering
All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	For the Years Ended December 31,
	2015	2014	2013
Gathering Revenue - Related Party:
Anchor Systems	$156,274	$112,904	$63,761
Growth Systems	13,435	9,745	1,492
Additional Systems	33,714	6,202	—
Other (*)	—	1,236	373
Total Gathering Revenue - Related Party	$203,423	$130,087	$65,626

Net Income (Loss):
Anchor Systems	$93,529	$58,870	$29,243
Growth Systems	4,854	2,956	(969)
Additional Systems	17,148	2,504	(279)
Other (*)	—	497	129
Total Net Income	$115,531	$64,827	$28,124

(*)
Consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	For the Years Ended December 31,
	2015	2014	2013
Depreciation Expense:
Anchor Systems	$10,717	$5,238	$4,173
Growth Systems	1,948	1,952	1,616
Additional Systems	2,388	1	—
Other (*)	—	139	36
Total Depreciation Expense	$15,053	$7,330	$5,825

Capital Expenditures for Segment Assets:
Anchor Systems	$149,518	$119,949	$101,175
Growth Systems	22,058	33,498	20,069
Additional Systems	119,635	105,737	824
Other (*)	—	10,502	8,856
Total Capital Expenditures	$291,211	$269,686	$130,924

(*)
Consists of assets that are retained by our Predecessor, CONE Gathering, and are thus not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	December 31, 2015	December 31, 2014
Segment Assets:
Anchor Systems	$567,132	$430,350
Growth Systems	102,249	119,550
Additional Systems	255,044	136,904
Total Segment Assets	$924,425	$686,804

NOTE 14 — LONG-TERM INCENTIVE PLAN
Under the CONE Midstream Partners LP 2014 Long-Term Incentive Plan (our “LTIP”), the Partnership's general partner may issue long-term equity based awards to directors, officers and employees of the general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services on behalf of the Partnership. Such awards are intended to compensate the recipients thereof for their continued service during the vesting period based on the market performance of the Partnership's common units and align their long-term interests with those of unitholders. The Partnership is responsible for the cost of awards granted under the LTIP.
All determinations with respect to awards to be made under the LTIP will be made by the board of directors of the general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator. To the extent that phantom units are awarded, which are similar to restricted stock grants by a C-corporation, the value of vested phantom units may be paid in common units or an amount of cash equal to the fair market value of a unit based on the grant date. It is currently management's intent to settle any vested phantom units in common units.
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
No awards were granted during 2014. During 2015, the Partnership's general partner granted 33,697 equity-based phantom units, of which 32,070 equity-based phantom units were still outstanding on December 31, 2015, to independent directors, an officer of the Partnership and to several employees of CONSOL who dedicate a substantial portion of their time to the Partnership at a weighted average fair value of $19.98. The awards issued to the independent directors vest over a period of one year, and the awards granted to the officer and employees of the general partner vest 33% per year over a period of three years.
The Partnership accounts for phantom units as equity awards and records compensation expense based on the fair value of the awards at their grant date fair value. Based on the vesting schedules of all awards, the Partnership recognized $0.4 million of compensation expense for the twelve months ended December 31, 2015, which is included in general and administrative expense - related party in the consolidated statements of operations. No awards vested during the year ended December 31, 2015.

NOTE 15 — SUBSEQUENT EVENTS
On January 22, 2016, the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners, LP, declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2015 of $0.2362 per common and subordinated unit. The cash distribution was paid on February 12, 2016 to unitholders of record at the close of business on February 4, 2016.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue
Gathering Revenue	$43,168	$47,717	$53,753	$58,785
Other Income	—	—	—	—
Total Revenue	43,168	47,717	53,753	58,785
Expenses
Operating Expense	15,574	15,880	12,831	14,639
General and Administrative Expense	3,319	3,218	3,381	3,162
Depreciation Expense	2,994	3,667	3,769	4,623
Interest Expense	65	47	158	565
Total Expense	21,952	22,812	20,139	22,989
Net Income	$21,216	$24,905	$33,614	$35,796
Net income per limited partner unit:
Basic	$0.24	$0.25	$0.33	$0.38
Diluted	$0.24	$0.25	$0.33	$0.38

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue
Gathering Revenue	$24,106	$27,811	$35,770	$42,400
Other Income	—	—	—	85
Total Revenue	24,106	27,811	35,770	42,485
Expenses
Operating Expense	11,976	11,975	12,938	14,554
General and Administrative Expense	1,062	1,125	1,706	2,655
Depreciation Expense	1,618	1,679	1,808	2,225
Interest Expense	—	—	—	24
Total Expense	14,656	14,779	16,452	19,458
Net Income	$9,450	$13,032	$19,318	$23,027
Net income per limited partner unit:
Basic	N/A	N/A	$—	$0.26
Diluted	N/A	N/A	$—	$0.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the Partnership’s general partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), was conducted as of the end of the period covered by this report.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner have concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015.

This annual report on Form 10-K for the fiscal year ended December 31, 2015 does not include an attestation report of the Partnership's independent accounting firm due to a transition period established by rules of the Securities and Exchange Commission for recently public companies.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Director Independence

As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the New York Stock Exchange's ("NYSE") corporate governance requirements, including:

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

Non-Management Executive Sessions and Unitholder Communications

During the last fiscal year, the non-management directors met twice in executive session.  Angela Minas, as Chair of the Audit Committee, acted as presiding director in such sessions.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at CONE Midstream Partners LP, 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Meetings and Other Information

During the last fiscal year, our board of directors had nine meetings of which four were "Regularly Scheduled Meetings" and five were "Special Meetings". Our audit committee had eight meetings of which four were "Regularly Scheduled Meetings" and four were "Special Meetings". All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings. One non-management director did not attend one of the board meetings and one of the audit committee meetings.

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
The Partnership’s independent registered public accounting firm, Ernst & Young LLP, is responsible for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America. The audit committee reviewed with Ernst & Young LLP the firm’s judgment as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards. The audit committee also discussed with Ernst & Young LLP the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees.
Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.
Directors and Executive Officers of CONE Midstream GP LLC

Directors are appointed by CONE Gathering, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors, director nominee and executive officers of CONE Midstream GP LLC as of December 31, 2015.

Name	Age	Position with Our General Partner
John T. Lewis	59	Director and Chief Executive Officer; Chairman of the Board
David M. Khani	52	Director and Chief Financial Officer
Joseph M. Fink	36	Chief Operating Officer
Brian R. Rich	39	Chief Accounting Officer
Kirk A. Moore	59	General Counsel and Secretary
Kenneth M. Fisher	54	Director
Stephen W. Johnson	57	Director
Angela A. Minas	51	Director and Audit Committee Chair
John Chandler	46	Director and Audit Committee Member
John Jackson	57	Director and Audit Committee Member

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

Joseph M. Fink was appointed Chief Operating Officer of our general partner effective May 30, 2014. Mr. Fink is Vice President of CONSOL’s Midstream Operations and President of CONE Gathering. He started at CONSOL’s Virginia CBM operations in 2001. In 2006, he was appointed to lead CONSOL’s Nittany CBM operations in central Pennsylvania from exploration through development. Mr. Fink was promoted to CONSOL’s General Manager of SWPA Gas Operations in 2008 and has been in the forefront of the exploration and development of the Marcellus Shale play for CONSOL. He was appointed General Manager of CONSOL’s Midstream Operations in 2010 where he was charged with standardizing midstream activity across all regions. In 2012, he was promoted to his current position of Vice President of CONSOL’s Midstream Operations. Mr. Fink has been president of CONE Gathering since its inception in 2011.

Brian R. Rich was appointed Chief Accounting Officer of our general partner effective November 4, 2015. Prior to his appointment as Chief Accounting Officer of our general partner, Mr. Rich served as an Accounting Senior Manager at CONSOL. Mr. Rich joined CONSOL’s accounting department in November 2014 where he served in positions of increasing responsibility. Prior to joining CONSOL, Mr. Rich was employed by Education Management Corporation from March 2007 through November 2014, where he held various accounting positions, including Vice President and Assistant Controller, a position he held upon his departure. Prior to his time at Education Management Corporation, Mr. Rich served in various positions (from associate through manager) with PricewaterhouseCoopers LLP from October 1999 through March 2007, primarily serving the energy sector. Mr. Rich holds a Bachelor of Science degree from Lehigh University and is a Certified Public Accountant licensed in Pennsylvania.

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

Angela A. Minas was appointed a director of our general partner and chairperson of our audit committee effective September 25, 2014. Ms. Minas also currently serves on the board of directors of the general partner of Ciner Resources LP, a public master limited partnership, where she also serves as Audit Committee Chair and Conflicts Committee Chair. Ms. Minas previously served as Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a private exploration and production portfolio company backed by Pine Brook Road Partners, a private equity firm. From 2008 to 2012, Ms. Minas served as Vice President and Chief Financial Officer of the general partner of DCP Midstream Partners, LP, a public master limited partnership. From 2006 to 2008, Ms. Minas served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC, a public master limited liability company. Ms. Minas received both a Bachelor of Arts in Managerial Studies and a Master of Business Administration from Rice University. Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.

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
Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2015.

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

For 2015, our “Named Executive Officers” (NEOs) were:

•	John T. Lewis, Chairman of the Board of Directors and Chief Executive Officer;

•	David M. Khani, Chief Financial Officer; and

•	Joseph M. Fink, Chief Operating Officer.

Messrs. Lewis and Khani, who are also executive officers of Noble Energy and CONSOL, respectively, devote the majority of their time to their respective roles at Noble Energy and CONSOL and also spend time, as needed, directly managing our business and affairs. Mr. Fink, who is an employee of CONSOL, also performs responsibilities for CONSOL unrelated to our business; however, Mr. Fink devotes substantially all of his working time to us and our general partner. Pursuant to the terms of the omnibus agreement, we pay a fixed administrative fee to Noble Energy and CONSOL, which covers the services provided to us by all of our executive officers. Except with respect to awards that were granted beginning in 2015 and in the future under our equity compensation plans, our executive officers do not receive any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed administrative fee we pay to Noble Energy and CONSOL, we do not otherwise pay or reimburse any compensation amounts to our executive officers.

Summary Compensation Table

The following summarizes the total compensation paid to our named executive officers for their services in relation to our business for 2015, 2014 and 2013:

Name and Principal Position	Year	Salary	Equity Awards (2)	Non-Equity Incentive Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
John T Lewis (Chairman of the Board and Chief Executive Officer) (1)	2015	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—
	2013	$—	$—	$—	$—	$—	$—
David Khani (Chief Financial Officer) (1)	2015	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—
	2013	$—	$—	$—	$—	$—	$—
Joseph M. Fink (Chief Operating Officer)	2015	$223,161	$100,000	$103,848	$—	$34,567	$461,576
	2014	$217,366	$75,000	$118,556	$58,272	$26,372	$495,566
	2013	$202,192	$80,620	$101,709	$—	$18,120	$402,641
(1) Messrs. Lewis and Khani devote approximately 10% of their overall working time to our business and the compensation Messrs. Lewis and Khani receive from Noble Energy and CONSOL, respectively, in relation to their services for us do not comprise a material amount of their total compensation.

(2) In 2013 and 2014, the values set forth reflect awards of restricted/performance stock units in CONSOL and are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding the impact of estimated forfeitures related to service-based vesting conditions). The grant date fair value is computed based upon the closing price of CONSOL’s stock on the date of grant, except that for performance share units, there is an adjustment based on estimated probability that the performance conditions required for vesting will be achieved and an adjustment for the valuation of the market condition which is in accordance with FASB ASC Topic 718. In 2015, the values reflect awards of CONE Midstream Partners LP phantom units, which are similar to restricted stock units. All values do not correspond to the actual value that will be recognized by the named executive at the time such units vest.

(3) Includes cash incentives earned in the applicable year under the CONSOL Short-Term Incentive Compensation Plan. The relevant performance measures underlying the cash awards were satisfied in the applicable annual performance period.

(4) Amount reflects the actuarial increase in the present value of the named executive’s benefits under the CONSOL Employee Retirement Plan and the Defined Contribution Restoration Plan. For Mr. Fink, zero is shown for 2015 because the actual change in pension value was a decrease in the amount of $4,909. This was primarily due to the qualified pension plan being frozen as of 12/31/2014 and the change in interest rates.

(5) Mr. Fink’s personal benefits for 2015 include an annual vehicle allowance of $13,000, an annual physical exam, and $19,722 in matching contributions made by CONSOL under its 401(k) plan.

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
As explained above, Messrs. Lewis and Khani currently devote a portion of their overall working time to our business and the compensation these named executives receive in relation to their services for us does not comprise a material amount of their total compensation. In addition, except for a fixed administrative support fee that our general partner pays to CONSOL and Noble Energy pursuant to the terms of the omnibus agreement, and any awards that may be granted in the future to Messrs. Lewis and Khani under our equity compensation plans, we do not pay or reimburse any compensation amounts to or for Messrs. Lewis and Khani. During 2015, Mr. Fink devoted substantially all of his working time to matters relating to our business, and all of our other executive officers devoted substantially less than a majority of their working time to matters relating to our business. The following sets forth a more detailed explanation of the elements of CONSOL's compensation programs as they relate to Mr. Fink.

Base Salary.

Base salary is designed to provide a competitive fixed rate of pay recognizing employees’ different levels of responsibility and performance. In setting an executive’s base salary, CONSOL considers factors including, but not limited to, external market data, the internal worth and value assigned to the executive’s role and responsibilities at CONSOL, and the named executive’s skills and performance. As of December 31, 2015, Mr. Fink’s current annual base salary was $225,000.

Annual Cash Incentives.

CONSOL’s annual cash incentive program provides participants with an opportunity to earn performance based annual cash bonus awards. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s base salary. For 2015, Mr. Fink had a target bonus of 35% of his annual base salary, with a potential payout up to 300% of target based on company performance metrics, which for 2015 included metrics relating to employee and contractor safety, environmental compliance, continuous improvement, and production. For 2014, CONSOL paid a cash bonus to Mr. Fink at a level of approximately 150% of his target award level in recognition of CONSOL’s performance at above target levels for several of the above-specified criteria. This payout level also reflected an above target individual performance rating, based on a holistic and qualitative, rather than a quantitative, assessment.

Long-Term Equity-Based Compensation Awards.

Beginning in 2015, Mr. Fink’s long-term incentive awards include phantom units granted under CONE Midstream's 2014 Long-Term Incentive Plan (the “LTIP”).
The following provides additional information about Mr. Fink’s outstanding equity awards in CONE Midstream as of December 31, 2015.

Outstanding Equity Awards for CONE Midstream Partners LP at December 31, 2015
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(Exercisable)	(Unexercisable)
	(#)	(#)	($)		(#)	($)	(#)	($)
Joseph M. Fink, Chief Operating Officer	—	—	—	N/A	5,290 (1)	52,106 (2)	—	—
(1) Phantom units granted on January 20, 2015, which vest in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.

(2) The market value for the phantom units was determined by multiplying the closing market price for CONE Midstream common units on December 31, 2015 ($9.85) by the number of shares underlying the phantom unit.

Our executive officers have received and may continue to receive equity or equity-based awards in CONSOL and Noble Energy, as applicable, under their respective equity compensation programs. The following provides additional information about Mr. Fink’s outstanding equity awards in CONSOL as of December 31, 2015.

Outstanding Equity Awards for CONSOL at December 31, 2015
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(Exercisable)	(Unexercisable)
	(#)	(#)	($)		(#)	($)	(#)	($)
Joseph M. Fink, Chief Operating Officer	1,058 (1)	—	27.90	2/17/2019	—	—	—	—
	634 (2)	—	50.50	2/19/2020	—	—	—	—
	1,021 (3)	—	48.61	2/23/2021	—	—	—	—
	968 (4)	—	36.14	1/26/2022
	—	—	—	—	1,353 (5)	10,689 (6)	—	—
	—	—	—	—	—	—	2,439 (7)	19,268 (6)
(1) Options granted February 17, 2009 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.

(2) Options granted February 16, 2010 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.

(3) Options granted February 23, 2011 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.

(4) Options granted January 26, 2012 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.

(5) Restricted stock units granted on January 31, 2014, which vest in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.

(6) The market value for restricted stock units and CONSOL Stock Units was determined by multiplying the closing market price for CONSOL common stock on December 31, 2015 ($7.90) by the number of shares underlying the restricted stock unit and CONSOL Stock Unit awards.

(7) These units represent the aggregate number of unvested CONSOL Stock Units as of December 31, 2015. The performance period for the CONSOL Stock Unit awards granted in 2013 is January 1, 2013 through December 31, 2015. The performance share unit amounts presented for the 2013 CONSOL Stock Unit awards are based on achieving performance goals at the target level.

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
With respect to the benefits offered by CONSOL as they relate to Mr. Fink, CONSOL employees are eligible to participate in a variety of employee benefit plans and programs, which include a broad-based defined benefit pension plan and 401(k) savings plan, as well as a supplemental defined contribution retirement plan that provides benefits to executive officers and key employees, including Mr. Fink, in excess of IRS imposed limits under the broad-based pension and savings plan. CONSOL also provides limited executive perquisites, which included an automobile allowance of $13,000 for Mr. Fink in 2015.

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
The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Option Awards	All Other Compensation	Total
Angela A. Minas	$80,000	$80,000	$—	$—	$160,000
John Chandler	$67,500	$80,000	$—	$—	$147,500
John Jackson (2)	$60,000	$80,000	$—	$—	$140,000

(1)
The values set forth in this column are based on the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“FASB ASC Topic 718”). The grant date fair value is computed based upon the closing price of CONE Midstream’s stock on the date of grant. The values reflect the awards’ fair market value at the date of grant, and do not correspond to the actual value that will be recognized by the directors. As of December 31, 2015, the number of phantom units held by each of our current non-employee directors was 4,232.

(2)	Mr. Jackson was appointed a director of our general partner and member of our audit committee effective January 20, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth, as of January 21, 2016, the beneficial ownership of common units and subordinated units of CONE Midstream Partners LP and held by:

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

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
CNX Gas Company LLC(2)	4,519,060	20%	14,581,561	50%	35%
Noble Midstream Services, LLC(3)	4,519,061	20%	14,581,560	50%	35%
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

Directors/Named Executive Officers	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Purchase/Dispositions of Common Units	Conversion (vesting) of Phantom Units into Common Units	Total Common Units Beneficially Owned
John T. Lewis	7,500	*	—	—	7,500
David M. Khani	7,500	*	—	—	7,500
Joseph M. Fink	1,100	*	—	1,114	2,214
Brian R. Rich	—	—	—	—	—
Kirk A. Moore	4,500	*	—	—	4,500
Kenneth M. Fisher	7,500	*	—	—	7,500
Stephen W. Johnson	7,000	*	—	—	7,000
Angela A. Minas	12,500	*	—	4,232	16,732
John Chandler	1,000	*	2,000	4,232	7,232
John Jackson	4,000	*	—	4,232	8,232
All Directors and Executive Officers as a group (10 persons)	52,600	*	2,000	14,458	68,410
* Less than 1%.

The following table sets forth, as of December 31, 2015, the number of shares of CONSOL common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and named executive officers of our general partner as a group. The percentage of total shares is based on 229,054,236 shares outstanding as of December 31, 2015. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of December 31, 2015 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of December 31, 2015. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of CONSOL common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Common Stock Beneficially Owned	Percent of Total Outstanding
John T. Lewis	—	—
David M. Khani	36,720	*
Joseph M. Fink	17,670	*
Brian R. Rich	90	*
Kirk A. Moore	—	—
Kenneth M. Fisher	—	—
Stephen W. Johnson	226,665	*
Angela A. Minas	—	—
John Chandler	—	—
John Jackson	—	—
All Directors and Executive Officers as a group (10 persons)	281,145	*
* Less than 1%.

The following table sets forth, as of December 31, 2015, the number of shares of Noble Energy common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and named executive officers of our general partner as a group. The percentage of total shares is based on 428,843,495 shares outstanding as of December 31, 2015. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of December 31, 2015 and the shares underlying restricted stock awards that will be settled within 60 days of December 31, 2015. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of Noble Energy common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Common Stock Beneficially Owned	Percent of Total Outstanding
John T. Lewis	210,970	*
David M. Khani	—	—
Joseph M. Fink	—	—
Brian R. Rich	—	—
Kirk A. Moore	83,013	*
Kenneth M. Fisher	483,547	*
Stephen W. Johnson	—	—
Angela A. Minas	—	—
John Chandler	—	—
John Jackson	—	—
All Directors and Executive Officers as a group (10 persons)	777,530	*
* Less than 1%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information regarding the number of common units that are available for issuance under our existing long-term incentive plan as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	33,885	—	5,766,115
Equity compensation plans not approved by security holders	—	—	—
Total	33,885	—	5,766,115

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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

Gathering Agreements

CNX Gas Gathering Agreement
On September 30, 2014, in connection with the closing of the IPO, the Partnership entered into a Gathering Agreement (the "CNX Gas Gathering Agreement") by and between the Partnership, as gatherer, and CNX Gas Company LLC ("CNX Gas"), a wholly owned subsidiary of CONSOL, as shipper. Under the CNX Gas Gathering Agreement, which has an initial term of 20 years, CNX Gas (i) dedicated to the Partnership for natural gas midstream services all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with Noble Energy to the extent covering the Marcellus Shale in the dedication area and (ii) granted the Partnership a right of first offer to provide natural gas midstream services with respect to all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with Noble Energy to the extent covering the Marcellus Shale in the right of first offer area.
Under the CNX Gas Gathering Agreement, the Partnership receives a fee based on the type and scope of midstream services it provides. Unless the Sponsors mutually agree to a reset rate with the Partnership, the fees per the gathering agreements will escalate by 2.5% on January 1 each year beginning in 2016. For the services we provide with respect to natural gas that does not require downstream processing, or dry gas, we received a fee of $0.40 per MMBtu in 2015 (which increased to $0.41 per MMBtu effective January 1, 2016.) For the services we provide with respect to the natural gas that requires downstream processing, or wet gas, the Partnership received a fee of $0.275 per MMBtu in the Moundsville (Marshall County, West Virginia) and Pittsburgh International Airport areas and $0.55 per MMBtu for all other areas in the dedication area throughout 2015. Our 2015 fee for condensate services was $5.00 per Bbl in the Majorsville area and $2.50 per Bbl in the Moundsville area. Each of these rates increased by 2.5% on January 1, 2016.
Under the CNX Gas Gathering Agreement, if the Partnership fails to timely complete the construction of the facilities necessary to provide midstream services to CNX Gas’ dedicated acreage or has an uncured default of any of the Partnership’s material obligations that has caused an interruption in the Partnership’s services for more than 90 days, the affected acreage will be permanently released from the Partnership’s dedication. Also, effective September 30, 2019, if CNX Gas drills a well that is located more than a certain distance from the Partnership’s current gathering system (and not included in the detailed drilling plan provided by CNX Gas and Noble Energy) and a third-party gatherer offers a lower cost of services, then the acreage associated with such well will be permanently released from the Partnership’s dedication.
NBL Gas Gathering Agreement
On September 30, 2014, in connection with the closing of the IPO, the Partnership entered into a Gathering Agreement (the “NBL Gas Gathering Agreement”) by and between the Partnership, as gatherer, and Noble Energy, as shipper. Under the NBL Gas Gathering Agreement, which has an initial term of 20 years, Noble Energy (i) dedicated to the Partnership for natural gas midstream services all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with CNX Gas to the extent covering the Marcellus Shale in the dedication area and (ii) granted the Partnership a right of first offer to provide natural gas midstream services with respect to all of its existing acres and any acres acquired in the future, in each case, that are jointly owned with CNX Gas to the extent covering the Marcellus Shale in the right of first offer area.
Under the NBL Gas Gathering Agreement, the Partnership receives a fee based on the type and scope of midstream services it provides. Unless the Sponsors mutually agree to a reset rate with the Partnership, the fees per the gathering agreements will escalate by 2.5% on January 1 each year beginning in 2016. For the services we provide with respect to natural gas that does not require downstream processing, or dry gas, we received a fee of $0.40 per MMBtu in 2015 (which increased to $0.41 per MMBtu effective January 1, 2016.) For the services we provide with respect to the natural gas that requires downstream processing, or wet gas, the Partnership received a fee of $0.275 per MMBtu in the Moundsville (Marshall County, West Virginia) and Pittsburgh International Airport areas and $0.55 per MMBtu for all other areas in the dedication area throughout 2015. Our 2015 fee for condensate services was $5.00 per Bbl in the Majorsville area and $2.50 per Bbl in the Moundsville area. Each of these rates increased by 2.5% on January 1, 2016.
Under the NBL Gas Gathering Agreement, if the Partnership fails to timely complete the construction of the facilities necessary to provide midstream services to Noble Energy’s dedicated acreage or has an uncured default of any of the Partnership’s material obligations that has caused an interruption in the Partnership’s services for more than 90 days, the affected acreage will be permanently released from the Partnership’s dedication. Also, effective September 30, 2019, if Noble Energy drills a well that is located more than a certain distance from the Partnership’s current gathering system (and not included in the detailed drilling plan provided by CNX Gas and Noble Energy) and a third-party gatherer offers a lower cost of services, then the acreage associated with such well will be permanently released from the Partnership’s dedication.
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
Ernst & Young LLP served as the Partnership’s independent auditor for the years ended December 31, 2015 and 2014.  The fees billed to the Partnership by Ernst & Young LLP during 2015 and 2014 were approximately $0.4 million and $0.7 million.

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

All audit and permitted non-audit services must be pre-approved by the audit committee. All professional fees incurred during 2015 and 2014 that were reported as audit-related fees were pre-approved pursuant to the above policy.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	8/25/2014
3.2*	First Amended and Restated Agreement of Limited Partnership of CONE Midstream Partners LP, dated as of September 30, 2014	8-K	001-36635	3.1	10/3/2014
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC and CONE Midstream Operating Company LLC	8-K	001-36635	10.1	10/3/2014
10.2*	Omnibus Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC, CONE Midstream Operating Company LLC, CONE Midstream DevCo I LP, CONE Midstream DevCo II LP and CONE Midstream DevCo III LP	8-K	001-36635	10.2	10/3/2014
10.3*	Operational Services Agreement, dated September 30, 2014, by and between CONE Midstream Partners LP and CNX Gas Company LLC	8-K	001-36635	10.3	10/3/2014
10.4*	Gas Gathering Agreement, dated September 30, 2014, by and between CNX Gas Company LLC and CONE Midstream Partners LP	8-K	001-36635	10.4	10/3/2014
10.5*	Gas Gathering Agreement, dated September 30, 2014, by and between Noble Energy, Inc. and CONE Midstream Partners LP	8-K	001-36635	10.5	10/3/2014
10.6*	Employee Secondment Agreement, dated effective September 8, 2014, by and between CONE Midstream Partners LP and Noble Energy, Inc.	8-K	001-36635	10.6	10/3/2014
10.7*#	CONE Midstream Partners LP 2014 Long-Term Incentive Plan#	8-K	001-36635	10.7	10/3/2014

10.8*	Credit Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto	8-K	001-36635	10.8	10/3/2014
10.9*#	Form of Phantom Unit Award Agreement	8-K	001-36635	10.1	1/22/2015
21.1†	List of Subsidiaries of CONE Midstream Partners LP
23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1†	Power of Attorney of Directors and Officers of CONE Midstream GP LLC
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference into this Annual Report on Form 10-K as indicated.
† Filed herewith.
# Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2016

CONE MIDSTREAM PARTNERS LP
By: CONE MIDSTREAM GP LLC, its General Partner

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 17, 2016.

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ BRIAN R. RICH
Brian R. Rich
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

By:	/S/ KENNETH M. FISHER
Kenneth M. Fisher
Director

By:	/S/ STEPHEN W. JOHNSON
Stephen W. Johnson
Director

By:	/S/ ANGELA MINAS
Angela Minas
Director

By:	/S/ JOHN CHANDLER
John Chandler
Director

By:	/S/ JOHN JACKSON
John Jackson
Director