Form 10-Q
period 2016-03-31
CONE Midstream Partners LP
filed 2016-05-05
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of May 5, 2016, CONE Midstream Partners LP had 29,180,217 common units and 29,163,121 subordinated units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue
Gathering revenue — related party	$62,248	$43,168
Total Revenue	62,248	43,168
Expenses
Operating expense — third party	8,674	8,530
Operating expense — related party	8,344	7,044
General and administrative expense — third party	993	1,342
General and administrative expense — related party	1,684	1,977
Depreciation expense	4,839	2,994
Interest expense	419	65
Total Expense	24,953	21,952
Net Income	37,295	21,216
Less: Net income attributable to noncontrolling interest	12,505	7,004
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$24,790	$14,212

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$24,790	$14,212
Less: General partner interest in net income	496	284
Limited partner interest in net income	$24,294	$13,928

Net income per limited partner unit - Basic	$0.42	$0.24
Net Income per limited partner unit - Diluted	$0.42	$0.24

Limited partner units outstanding - Basic	58,343	58,326
Limited partner unit outstanding - Diluted	58,365	58,360

Cash distributions declared per unit (*)	$0.2450	$0.2125

(*)	Represents the cash distributions declared in April of each year relating to the period presented. See Note 15.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
(unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$14,273	$217
Receivables — related party (Note 6)	21,847	36,418
Inventory	18,916	18,916
Other current assets	1,669	2,037
Total Current Assets	56,705	57,588
Property and Equipment:
Property and equipment (Note 7)	914,470	897,918
Less — accumulated depreciation	36,337	31,609
Property and Equipment — Net	878,133	866,309
Other non-current assets	487	528
TOTAL ASSETS	$935,325	$924,425

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$29,158	$46,155
Accounts payable — related party (Note 8)	1,574	1,628
Total Current Liabilities	30,732	47,783
Other Liabilities:
Revolving credit facility (Note 9)	74,000	73,500
Total Liabilities	104,732	121,283
Partners' Capital:
Common units (29,180,217 units issued and outstanding at March 31, 2016 and 29,163,121 units issued and outstanding at December 31, 2015)	404,767	399,399
Subordinated units (29,163,121 units issued and outstanding at March 31, 2016 and December 31, 2015)	(77,641)	(82,900)
General partner interest	(3,171)	(3,389)
Partners' capital attributable to CONE Midstream Partners LP	323,955	313,110
Noncontrolling interest	506,638	490,032
Total Partners' Capital	830,593	803,142
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$935,325	$924,425

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND OTHER EQUITY
(in thousands)
(unaudited)

	Partners' Capital			Total
				Capital
	Limited Partners		General	Attributable	Noncontrolling
	Common	Subordinated	Partner	to Partners	Interest	Total
Balance at December 31, 2015	$399,399	$(82,900)	$(3,389)	$313,110	$490,032	$803,142
Net income	12,147	12,147	496	24,790	12,505	37,295
Contributions by partners and noncontrolling interest holders	—	—	3	3	4,101	4,104
Distributions to unitholders	(6,892)	(6,888)	(281)	(14,061)	—	(14,061)
Unit-based compensation	136	—	—	136	—	136
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income tax withholdings	(23)	—	—	(23)	—	(23)
Balance at March 31, 2016	$404,767	$(77,641)	$(3,171)	$323,955	$506,638	$830,593

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$37,295	$21,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	4,880	2,994
Unit-based compensation	136	96
Changes in operating assets:
Receivables — related party	7,851	3,462
Other current and non-current assets	369	253
Changes in operating liabilities:
Accounts payable	(9,188)	(17,616)
Accounts payable — related party	(163)	(199)
Net Cash Provided by Operating Activities	41,180	10,206

Cash Flows from Investing Activities:
Capital expenditures	(24,386)	(61,806)
Net Cash Used in Investing Activities	(24,386)	(61,806)

Cash Flows from Financing Activities:
Contributions by partners and noncontrolling interest holders	10,823	85,392
Distributions to unitholders	(14,061)	(12,784)
Net proceeds from (payments on) revolver	500	(23,800)
Net Cash (Used In) Provided By Financing Activities	(2,738)	48,808

Net Increase (Decrease) in Cash	14,056	(2,792)
Cash at Beginning of Period	217	3,252
Cash at End of Period	$14,273	$460

Refer to Note 10 - Supplemental Cash Flow Information for descriptions of material non-cash transactions.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND INITIAL PUBLIC OFFERING
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
In order to effectively manage our business we have divided our current midstream assets among three separate segments that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the stages of their development.

•
Our Anchor Systems include our midstream systems that generate the substantial majority of our current cash flows and that we expect to drive our growth over the near term as we increase average throughput on these systems.

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

Initial Public Offering
On September 30, 2014, the Partnership closed its initial public offering ("IPO") of 20,125,000 common units at a price to the public of $22.00 per unit, which included all 2,625,000 common units of the underwriters' over-allotment option. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “CNNX.”
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

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of CONE Midstream Partners LP and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems. Although the Partnership only has an economic interest in 75% of the Anchor Systems and 5% of the Growth and Additional Systems, each are consolidated fully with the results of the Partnership for periods following the IPO. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP reflect less than 100% of the results of the Anchor Systems, Growth Systems and Additional Systems and represents only that portion of net income that is attributable to CNNX shareholders.
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
Jumpstart Our Business Startups Act ("JOBS Act")
Under the JOBS Act, for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the Securities and Exchange Commission's ("SEC") reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
The Partnership may remain an emerging growth company for up to five years from the date of our IPO, although we will lose that status sooner if:

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
Inventory
Inventory is stated at the lower of cost or market and consists entirely of pipe purchased for a delayed pipeline project in the Growth System, in which our Sponsors maintain a 95% noncontrolling interest.  Cost was determined primarily under the specific identification method.  The Partnership expects the pipe will either be used in an alternative project or sold to a third party within the next 12 months.
Property and Equipment
Property and equipment is recorded at cost upon acquisition and is depreciated on the straight-line method over the estimated useful lives or lease terms of the assets. Expenditures which extend the useful lives of existing property and equipment are capitalized.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of March 31, 2016, we had no material environmental matters that required the recognition of a liability or specific disclosure.
Asset Retirement Obligations
We have property and equipment at locations that we own outright and at sites we lease or have access to under right of way agreements. We perform an ongoing analysis of asset removal and site restoration costs that we may be required to perform under law or contract once an asset has been permanently taken out of service. Although we are under no contractual obligation to remove the assets at locations we own, we evaluate our asset retirement obligation and review lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. We operate and maintain our midstream systems and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that these assets have indeterminate lives and we cannot reasonably estimate the asset retirement obligations for our midstream system assets.
Variable Interest Entities
The Partnership adopted ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" during the period ended March 31, 2016. ASU 2015-02 changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Based on the criteria outlined in this standard, the Partnership continues to fully consolidate its existing variable interest entities - the Anchor, Growth and Additional Limited Partnerships (the "Limited Partnerships"). As a result, adoption of this standard did not have a material impact on the Partnership's financial statements.

The Limited Partnerships are consolidated by CONE Midstream Partners LP through its ownership of CONE Midstream Operating Company LLC. CONE Midstream Operating Company LLC, through its general partner ownership interest in each of the Anchor, Growth and Additional Limited Partnerships, has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships. CONE Midstream Operating Company LLC is considered to be the primary beneficiary for accounting purposes.
Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. See Note 14 – Long Term Incentive Plan for further discussion.
Income Taxes
CONE Midstream Partners LP is treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Accordingly, no provision for federal or state income taxes has been recorded in the Partnership's consolidated financial statements.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)". The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB updated Topic 606 by issuing ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies how an entity determines whether it is a principal or an agent for goods or services promised to a customer as well as the nature of the goods or services promised to their customers. After considering the FASB's issuance of a standard that delayed application of Topic 606 by one year, the new standards are effective for annual reporting periods beginning after December 15, 2018, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. We are currently evaluating the method of adoption as it relates to ASU 2014-09 and the impacts that these standards will have on our financial statements.
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which attempted to simplify the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarified ASU 2015-03 as it relates to line-of-credit arrangements. ASU 2015-15 states that the SEC staff would not object to an entity's decision to continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Because this is how the Partnership has historically accounted for debt issuance costs, adoption of this standard did not have any impact on reported results or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU will require organizations (“lessees”) that lease assets with lease terms of more than 12 months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. We are currently evaluating the impact that this standard will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the impact that this new standard will have on our financial statements.

NOTE 3 — NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
During the quarter ended March 31, 2016, the Partnership adopted ASU 2015-06 "Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions".  ASU 2015-06, which is required to be applied retrospectively, specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners, which is typically the earnings per unit measure presented in the financial statements, would not change as a result of the dropdown transaction. Adoption of this standard did not impact the consolidated presentation of the Partnership's financial statements or related disclosures.
We allocate net income among our general partner and limited partners using the two-class method, under which we allocate net income to our limited partners, our general partner and the holders of our IDRs in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and the holders of the IDRs in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There were 11,314 phantom units that were not included in the calculation for the three months ended March 31, 2016 because the effect would have been antidilutive. There were no phantom units excluded from the calculation for the three months ended March 31, 2015.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	Three Months Ended March 31,
(in thousands, except per unit information)	2016	2015
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$24,790	$14,212
Less: General Partner Interest in Net Income	496	284
Limited Partner Interest in Net Income	$24,294	$13,928

Net Income Allocable to Common Units	$12,151	$6,964
Net Income Allocable to Subordinated Units	12,143	6,964
Limited Partner Interest in Net Income	$24,294	$13,928

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	29,180	29,163
Subordinated Units	29,163	29,163
Total	58,343	58,326

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	29,202	29,197
Subordinated Units	29,163	29,163
Total	58,365	58,360

Net Income Per Limited Partner Unit — Basic and Diluted
Common Units	$0.42	$0.24
Subordinated Units	$0.42	$0.24

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
Operating expenses — related party included $8.3 million and $7.0 million of charges from CONSOL for the three months ended March 31, 2016 and 2015. Operating expense - related party also included $4.4 million and $3.6 million of electrically-powered compression, which was reimbursed from the Sponsors pursuant to their respective Gathering Agreements, for the three months ended March 31, 2016 and 2015.
Additionally, general and administrative expense - related party consisted of the following charges from each Sponsor:

	Three Months Ended March 31,
(in thousands)	2016	2015
CONSOL	$1,529	$1,836
Noble Energy	155	141
Total General and Administrative Expense — Related Party	$1,684	$1,977

Omnibus Agreement
Concurrent with the closing of the IPO, we entered into an omnibus agreement with CONSOL, Noble Energy, CONE Gathering and our general partner that addresses the following matters:

•	our payment of an annual administrative support fee, which totals $0.5 million in 2016, for the provision of certain services by CONSOL and its affiliates;

•	our payment of an annual administrative support fee, which totals $0.8 million in 2016, for the provision of certain executive services by CONSOL and its affiliates;

•	our payment of an annual administrative support fee, which totals $0.3 million in 2016, for the provision of certain executive services by Noble Energy and its affiliates;

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
Operational Services Agreement
Concurrent with the closing of the IPO, we entered into an operational services agreement with CONSOL under which CONSOL provides certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CONSOL may mutually agree upon from time to time. CONSOL will prepare and submit for our approval a maintenance, operating and capital budget on an annual basis. CONSOL will submit actual expenditures for reimbursement on a monthly basis and we will reimburse CONSOL for any direct third-party costs actually incurred by CONSOL in providing these services.
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

Under the CNX Gas Gathering Agreement, the Partnership charges fees based on the type and scope of midstream services it provides. Each fee is subject to an annual 2.5% increase (beginning on January 1, 2016) and any fee may be recalculated upon the mutual agreement of the Partnership and CNX Gas. For 2016, for the services provided (a) with respect to natural gas that does not require downstream processing, the Partnership's fees are $0.41 per MMBtu, (b) with respect to the natural gas that requires downstream processing, the Partnership's fees are $0.564 per MMBtu, except in the Pittsburgh International Airport and Moundsville (Marshall County, West Virginia) areas, where the fees are $0.282 per MMBtu and (c) with respect to condensate, the Partnership's fees are $5.125 per Bbl in the Majorsville area and $2.56 per Bbl in the Moundsville area. The 2016 rates reflect an increase of 2.5% from the rates that were in effect at the IPO date.

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
Under the NBL Gas Gathering Agreement, the Partnership charges fees based on the type and scope of midstream services it provides. Each fee is subject to an annual 2.5% increase (beginning on January 1, 2016) and any fee may be recalculated upon the mutual agreement of the Partnership and Noble Energy. For 2016, for the services provided (a) with respect to natural gas that does not require downstream processing, the Partnership's fees are $0.41 per MMBtu, (b) with respect to the natural gas that requires downstream processing, the Partnership's fees are $0.564 per MMBtu, except in the Pittsburgh International Airport and Moundsville (Marshall County, West Virginia) areas, where the fees are $0.282 per MMBtu and (c) with respect to condensate, the Partnership's fees are $5.125 per Bbl in the Majorsville area and $2.56 per Bbl in the Moundsville area. The 2016 rates reflect an increase of 2.5% from the rates that were in effect at the IPO date.

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

NOTE 5 — CONCENTRATION OF CREDIT RISK
The Sponsors accounted for all of the Partnership’s revenue during the three months ended March 31, 2016 and 2015. Revenues attributable to each Sponsor were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
CONSOL	$31,799	$22,162
Noble Energy	30,449	21,006
Total Revenue	$62,248	$43,168

NOTE 6 — RECEIVABLES - RELATED PARTY
Receivables consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Gathering Fees:
CONSOL	$11,094	$10,221
Noble Energy	10,721	19,246
Contributions Receivable:
CONSOL	—	3,360
Noble Energy	—	3,360
Other	32	231
Total Receivables — Related Party	$21,847	$36,418

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015	Estimated Useful Lives in Years
Land	$77,574	$76,755	N/A
Gathering equipment	598,529	561,642	25 — 40
Compression equipment	138,320	122,705	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	69,068	105,837	N/A
Total Property and Equipment	$914,470	$897,918
Less: Accumulated depreciation
Gathering	$24,885	$21,130
Compression	7,765	6,998
Processing	3,687	3,481
Total Accumulated Depreciation	$36,337	$31,609
Property and Equipment, Net	$878,133	$866,309

NOTE 8 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following

(in thousands)	March 31, 2016	December 31, 2015
Accounts Payable — Related Party
Capital expenditure reimbursement to CNX Gas	$87	$—
Expense reimbursement to CONSOL	994	1,173
Capital expenditure reimbursement to CONE Gathering LLC	—	2
General and administrative services provided by CONSOL	441	402
General and administrative services provided by Noble	52	51
Total Accounts Payable — Related Party	$1,574	$1,628

NOTE 9 — REVOLVING CREDIT FACILITY
In connection with the closing of our IPO on September 30, 2014, we entered into a five year agreement which provides for a $250 million unsecured revolving credit facility that can be used for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility bear interest at our option at either:

•
the base rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.125% to 1.00%, depending on our most recent consolidated total leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating; or

•
the LIBOR rate plus a margin varying from 1.125% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

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
Our revolving credit facility contains covenants and conditions that, among other things, limit our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios, the most important of which are as follows:

•
we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0. We defined this as our consolidated leverage ratio which is calculated as the total amount outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The Partnership met the requirements of this financial covenant for the 12 month period ended March 31, 2016.

•
we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.0 to 1.0. We defined this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The Partnership met the requirements of this financial covenant for the 12 month period ended March 31, 2016.

The outstanding balance of our revolving credit facility and interest rates on the amounts drawn from our revolver consist of the following:

	March 31, 2016		December 31, 2015
(in thousands, except percentages)	Debt	Interest Rate (1)	Debt	Interest Rate (2)
Credit Facility	$74,000	1.94%	$73,500	2.18%
(1) Borrowings accrued interest at the LIBOR rate, plus a margin as described above.
(2) The weighted average annual interest rate consists of JP Morgan's prime rate and LIBOR rate, plus a margin as described above.
As of March 31, 2016, we had outstanding debt issuance costs of $0.6 million, net of accumulated amortization, which were incurred in connection with the issuance of our credit facility. The debt issuance costs are being amortized in interest expense through September 30, 2019, which is the maturity date of the credit facility.
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION
As of March 31, 2016, we had capital expenditures due to be reimbursed to CONSOL of $0.1 million.
As of March 31, 2015, we had a receivable of $7.8 million related to contributions from Noble Energy. Additionally, we had a receivable from CONE Gathering LLC related to capital expenditures of $4.7 million, a receivable from CONSOL related to inventory of $2.2 million and capital project reimbursements of $4.0 million as of March 31, 2015.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
At March 31, 2016, CONE Gathering has $2.9 million of surety bonds outstanding that secure financial obligations for environmental, road maintenance and various other items which are not reflected on the consolidated balance sheet. Since we intend to satisfy the obligations to which the surety bonds relate in the normal course of business, management believes they will expire without being funded.
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 12 — LEASES
We have entered into various non-cancellable operating leases, which relate primarily to compression facilities. Future minimum lease payments under all of our operating leases as of March 31, 2016 are as follows (in thousands):

Minimum Lease Payments
April 2016 - March 2017	$5,439
April 2017 - March 2018	4,356
April 2018 - March 2019	1,434
$11,229
Rental expense under operating leases was $2.1 million in each of the three months ended March 31, 2016 and 2015 and are included within operating expense - third party on our consolidated statements of operations.

NOTE 13—SEGMENT INFORMATION
Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. The Partnership has three operating segments, which are its reportable segments - the Anchor Systems, Growth Systems and Additional Systems, all which do business entirely within the United States. See Note 1 - Description of Business and Initial Public Offering for details.

Segment results for the periods presented are as follows:

(in thousands)	Three Months Ended March 31,
	2016	2015
Gathering Revenue - Related Party:
Anchor Systems	$50,290	$34,533
Growth Systems	2,891	2,975
Additional Systems	9,067	5,660
Total Gathering Revenue - Related Party	$62,248	$43,168

Net Income:
Anchor Systems	$32,751	$18,787
Growth Systems	937	801
Additional Systems	3,607	1,628
Total Net Income	$37,295	$21,216

Depreciation Expense:
Anchor Systems	$3,303	$2,397
Growth Systems	529	444
Additional Systems	1,007	153
Total Depreciation Expense	$4,839	$2,994

Capital Expenditures for Segment Assets:
Anchor Systems	$15,171	$29,299
Growth Systems	69	11,637
Additional Systems	9,146	20,870
Total Capital Expenditures	$24,386	$61,806

(in thousands)	March 31, 2016	December 31, 2015
Segment Assets
Anchor Systems	$577,403	$567,132
Growth Systems	101,549	102,249
Additional Systems	256,373	255,044
Total Segment Assets	$935,325	$924,425

NOTE 14 — LONG-TERM INCENTIVE PLAN
Under the CONE Midstream Partners LP 2014 Long-Term Incentive Plan (our “LTIP”), the Partnership's general partner may issue long-term equity based awards to directors, officers and employees of the general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services on behalf of the Partnership. The Partnership is responsible for the cost of awards granted under the LTIP, which limits the number of units that may be delivered pursuant to vested awards to 5,800,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.
During the first quarter of 2016, the Partnership's general partner granted 140,877 equity-based phantom units, which are provided for under our LTIP and are accounted for under Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation. The awards were granted at a weighted average fair value of $9.23. Awards granted to independent directors vest over a period of one year, and awards granted to certain of the Partnership's officers and employees of the general partner vest 33% per year over a period of three years. The current quarter phantom unit grant was expanded to more employees of the general partner than the prior year grant, which management believes will more fully align employees' interests with those of the Partnership.
The Partnership accounts for phantom units as equity awards and records compensation expense over the vesting periods of the awards based on their grant date fair value. The Partnership recognized $0.1 million of compensation expense in each of the three months ended March 31, 2016 and 2015, which is included in general and administrative expense - related party in the consolidated statements of operations. At March 31, 2016, the unrecognized compensation related to all outstanding awards was $1.4 million, with approximately 155,000 awards remaining outstanding.

NOTE 15 — SUBSEQUENT EVENTS
On April 20, 2016, the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, declared a cash distribution to the Partnership’s unitholders for the first quarter of 2016 of $0.2450 per common and subordinated unit. The cash distribution will be paid on May 13, 2016 to unitholders of record at the close of business on May 04, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CONE Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under "forward-looking statements" below and those discussed in the section entitled "Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.
Executive Overview
We are a master limited partnership formed in May 2014 by CONSOL Energy Inc. ("CONSOL") and Noble Energy, Inc. ("Noble Energy") whom we refer to as our Sponsors, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
On September 30, 2014, the Partnership closed an initial public offering ("IPO") of common units representing limited partner interests. For all periods since the IPO, we generate all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements also include substantial acreage dedications in the Marcellus Shale.
In connection with the completion of the IPO, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. Although we have less than a 100% economic interest in these three Systems, we consolidate them fully with our results. Accordingly, before adjusting for noncontrolling interests, all income statement line items reflect the results of all three Systems on a 100% basis. After adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP reflect less than 100% of the results of our Anchor Systems, Growth Systems and Additional Systems and represents only that portion of net income that is attributable to CNNX unitholders.

First Quarter 2016 Highlights
The Partnership's financial performance was strong in the quarter ended March 31, 2016. Compared to the quarter ended March 31, 2015, results attributable to the Partnership were as follows:

•	Net income of $24.8 million as compared to $14.2 million

•	Average daily throughput volumes of 850 billion Btu per day (BBtu/d) as compared to 549 BBtu/d

•	Adjusted EBITDA of $27.7 million as compared to $16.2 million

•	Distributable cash flow of $24.6 million as compared to $14.1 million

In addition to demonstrating financial growth relative to the prior year quarter, the Partnership also generated $41.2 million in operating cash flows during the quarter (calculated on a gross basis), which compared favorably to the $10.2 million in operating cash flows generated in the prior year quarter. Current quarter operating cash flow exceeded the sum of capital expenditures ($24.4 million), distributions to unitholders ($14.1 million) and interest paid ($0.4 million) during a given quarter for the first time since the IPO.
A discussion of why the above metrics are important to management, and how they reconcile to their nearest GAAP measures, where appropriate, follows below.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes; (ii) EBITDA and Adjusted EBITDA; (iii) distributable cash flow and (iv) operating expenses.

Throughput Volumes
Since the IPO, the amount of revenue we have generated depends entirely on the volumes of natural gas and condensate that we gather for our Sponsors, which is primarily affected by upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. Our Sponsors’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas and natural gas liquids ("NGLs"), the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.
In order to meet our contractual obligations under the gathering agreements with our Sponsors related to new wells drilled on our dedicated acreage, we are required to incur capital expenditures to extend our gathering systems and facilities to the new wells they drill. Our Sponsors will be responsible for their proportionate share of the total capital expenditures associated with the ongoing build-out of our midstream systems representing their 25%, 95% and 95% noncontrolling ownership interests in the Anchor, Growth and Additional Systems, respectively.
We have secured significant acreage dedications from our Sponsors, which have dedicated to us approximately 515,000 net acres and approximately 20,000 net acres of their jointly owned Marcellus and Utica Shales acreage for an initial term of 20 years. In addition to our existing dedicated acreage, our gathering agreements provide that any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “dedication area” covering over 7,700 square miles in West Virginia and Pennsylvania will be automatically dedicated to us. We also have the right of first offer (“ROFO”) to provide midstream services to our Sponsors on our ROFO acreage, which currently includes approximately 186,000 net acres of our Sponsors’ jointly owned Marcellus Shale acreage and any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “ROFO area” covering over 18,300 square miles in West Virginia and Pennsylvania.
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

EBITDA, Adjusted EBITDA & Distributable Cash Flow
EBITDA, Adjusted EBITDA and distributable cash flow are non-GAAP measures that we believe provide information that is useful to investors in assessing our financial condition and results of operations. For a discussion on how we define EBITDA, adjusted EBITDA, and distributable cash flow and the supporting reconciliations to their most directly comparable GAAP financial measures, please read “Non-GAAP Financial Measures” below.
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
Our Sponsors’ Drilling and Development Plan
Our operations are primarily dependent upon our Sponsors’ natural gas production on our dedicated acreage in the Marcellus Shale. Our Sponsors have established a drilling and development program on their upstream acreage, including on our dedicated acreage, and primarily rely on us to deliver the midstream infrastructure necessary to accommodate their continuing production growth in the Marcellus Shale and Utica Shale. Although we anticipate our Sponsors’ continued exploration and production activities in our areas of operation in the Marcellus Shale and Utica Shale over the long term, we have no control over the level or timing of their activity. Furthermore, the Joint Development Agreement ("JDA") with our Sponsors contains certain mechanisms that may cause their production on our dedicated acreage to be less than we anticipate. For example, our Sponsors were not running any drilling rigs on our dedicated acreage as of March 31, 2016 and mutually agreed to a 2016 drilling level of activity that is significantly below the drilling activity per the default plan described in the JDA.
Fluctuations in natural gas prices could affect production rates over time and levels of investment by our Sponsors and third parties in exploration for and development of new natural gas reserves. Throughout 2015 and during the first quarter of 2016, persistent low commodity prices caused and may continue to cause our Sponsors or potential third-party customers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If our Sponsors delay drilling or temporarily shut in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our gathering agreements with our Sponsors do not contain minimum volume commitments.
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

Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	Variance	Percent Change
	($ in thousands)
Revenue
Gathering Revenue — Related Party	$62,248	$43,168	$19,080	44.2%
Total Revenue	62,248	43,168	19,080	44.2%
Expenses
Operating Expense — Third Party	8,674	8,530	144	1.7%
Operating Expense — Related Party	8,344	7,044	1,300	18.5%
General and Administrative Expense — Third Party	993	1,342	(349)	(26.0)%
General and Administrative Expense — Related Party	1,684	1,977	(293)	(14.8)%
Depreciation Expense	4,839	2,994	1,845	61.6%
Interest Expense	419	65	354	n/m
Total Expense	24,953	21,952	3,001	13.7%
Net Income	$37,295	$21,216	$16,079	75.8%
Less: Net Income Attributable to Noncontrolling Interest	12,505	7,004	5,501	78.5%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$24,790	$14,212	$10,578	74.4%
Operating Statistics - Gathered Volumes for the Three Months Ended March 31, 2016

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d)	650	68	24	742	492
Wet Gas (BBtu/d)	457	6	176	639	352
Condensate (MMcfe/d)	7	—	7	14	6
Total Gathered Volumes	1,114	74	207	1,395	850
* In each table, represents throughput volumes net of the noncontrolling interests owned by the Sponsors.
Operating Statistics - Gathered Volumes for the Three Months Ended March 31, 2015

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d)	381	77	12	470	291
Wet Gas (BBtu/d)	326	3	109	438	250
Condensate (MMcfe/d)	11	—	2	13	8
Total Gathered Volumes	718	80	123	921	549
* In each table, represents throughput volumes net of the noncontrolling interests owned by the Sponsors.
Revenue
Because our Sponsors have established a drilling and development program on our dedicated acreage, our revenue tends to increase with increases in our Sponsors’ production on our dedicated acreage.
Gathering revenue — related party was approximately $62.2 million for the three months ended March 31, 2016 compared to approximately $43.2 million for the three months ended March 31, 2015. The $19.1 million increase was primarily due to a 474 BBtu/d increase in throughput volumes, which consisted of a 202 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas and a 272 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production area. Of the wet gas and condensate change, 127 BBtu/d related to the Anchor Systems and 72 BBtu/d related to the Additional Systems, with the remainder relating to the Growth Systems. Of the dry gas change, 269 BBtu/d related to the Anchor Systems, with the remainder relating to our Growth and Additional Systems.

Operating Expense
Total operating expense was appropriately $17.0 million for the current quarter compared to $15.6 million for the prior year quarter. The approximate $1.4 million increase in operating expense was primarily due to the increase in environmental and compliance repairs and electrically-powered compression associated with increased throughput. Electrically-powered compression expense was $4.4 million and $3.6 million for the quarters ended March 31, 2016 and 2015, respectively, which was reimbursed by the Sponsors pursuant to their respective Gathering Agreements.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $2.7 million for the three months ended March 31, 2016 compared to approximately $3.3 million for the three months ended March 31, 2015. The $0.6 million decrease related to several factors, none of which was individually significant.

Depreciation
Depreciation is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $4.8 million for the three months ended March 31, 2016 compared to approximately $3.0 million for the three months ended March 31, 2015. The increase of $1.8 million was primarily related to our capital spending since the IPO and resulting assets placed into service.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization, and Adjusted EBITDA as EBITDA adjusted for non-cash items which should not be included in the calculation of distributable cash flow. EBITDA and Adjusted EBITDA are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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
We believe that the presentation of EBITDA and Adjusted EBITDA provides information that is useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and Adjusted EBITDA are net income and net cash provided by operating activities. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, EBITDA and Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.
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

	Three Months Ended March 31,
(in thousands)	2016	2015
Net Income	$37,295	$21,216
Interest expense	419	65
Depreciation expense	4,839	2,994
EBITDA	42,553	24,275
Non-cash unit-based compensation expense	136	96
Adjusted EBITDA	42,689	24,371
Less:
Net income attributable to noncontrolling interest	12,505	7,004
Interest expense attributable to noncontrolling interest	189	20
Depreciation expense attributable to noncontrolling interest	2,286	1,166
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$27,709	$16,181
Less: cash interest paid, net	230	45
Less: ongoing maintenance capital expenditures, net of expected reimbursements	2,839	1,991
Distributable Cash Flow	$24,640	$14,145

Net Cash Provided by Operating Activities	$41,180	$10,206
Interest expense	419	65
Other, including changes in working capital	1,090	14,100
Adjusted EBITDA	42,689	24,371
Less:
Net income attributable to noncontrolling interest	12,505	7,004
Interest expense attributable to noncontrolling interest	189	20
Depreciation expense attributable to noncontrolling interest	2,286	1,166
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$27,709	$16,181
Less: cash interest paid, net	230	45
Less: ongoing maintenance capital expenditures, net of expected reimbursements	2,839	1,991
Distributable Cash Flow	$24,640	$14,145

Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal liquidity requirements are to finance our operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future.
Historically, our principal sources of liquidity have been cash from operations and funding from our Sponsors. While they have historically provided funding to us, we do not have a formal commitment from our Sponsors, CONE Gathering, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us following the IPO. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures.
At a minimum, we intend to pay the minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the general partner interest and the number of common and subordinated units outstanding as of March 31, 2016. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
Revolving Credit Facility
At the closing of the IPO on September 30, 2014, we entered into a $250.0 million revolving credit facility, which is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. As of March 31, 2016, we had an outstanding balance on our credit facility of $74.0 million. We also incurred $0.4 million of interest expense during the three month period ended March 31, 2016.
Borrowings under our revolving credit facility bear interest at our option at either:

•
the base rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.125% to 1.00%, depending on our most recent consolidated total leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating; or

•
the LIBOR rate plus a margin varying from 1.125% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

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
We are also subject to covenants that require us to maintain certain financial ratios, as follows:

•
we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0. We define this as our consolidated leverage ratio which is calculated as total funded outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The consolidated leverage ratio was 0.8 to 1.0 for the 12 months ended March 31, 2016.

•
we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.0 to 1.0. We define this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The interest coverage ratio was 155.5 to 1.0 for the 12 months ended March 31, 2016.

Based on these ratios, the Partnership had the maximum amount of revolving credit available for borrowing at March 31, 2016.
Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities:	$41,180	$10,206
Net cash used in investing activities:	$(24,386)	$(61,806)
Net cash (used in) provided by financing activities:	$(2,738)	$48,808
Net cash provided by operating activities increased $31.0 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to an improvement in the Partnership's consolidated year over year EBITDA (on a gross basis) of $18.2 million. The remaining cash flow increase is due to the timing of current asset and liability payments (working capital).
Cash used in investing activities decreased $37.4 million in the current period due primarily to a reduction in capital expenditures, in part based on commodity prices and their impact on our Sponsors' drilling plans. Our Sponsors had mutually agreed to a 2016 level of activity that is significantly below that which is described in the default plan under their joint development agreement, and which is below the amount spent in 2015.
There was a use of cash in financing activities in the current period compared to an inflow in the prior year period due primarily to reduced contributions from our Sponsors. This was the result of much lower capital spending in the current year, and in particular in the Growth and Additional Systems, in which the Sponsors own 95% noncontrolling interests. In addition, the increase in operating cash flows quarter to quarter resulted in relatively neutral activity on our revolving credit facility compared to the prior year quarter.
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

Capital Expenditures for the Three Months Ended March 31, 2016

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$3,710	$69	$1,057	$4,836
Expansion capital	11,461	—	8,089	19,550
Total Capital Investment	$15,171	$69	$9,146	$24,386

Capital Investment Net to CNNX
Maintenance capital	$2,783	$3	$53	$2,839
Expansion capital	8,596	—	404	9,000
Total Capital Investment Net to CNNX	$11,379	$3	$457	$11,839
Capital Expenditures for the Three Months Ended March 31, 2015

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$2,619	$258	$273	$3,150
Expansion capital	26,680	11,379	20,597	58,656
Total Capital Investment	$29,299	$11,637	$20,870	$61,806

Capital Investment Net to CNNX
Maintenance capital	$1,964	$13	$14	$1,991
Expansion capital	20,010	569	1,030	21,609
Total Capital Investment Net to CNNX	$21,974	$582	$1,044	$23,600
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
Off-Balance Sheet Arrangements
At March 31, 2016, CONE Gathering has $2.9 million of surety bonds outstanding that secure financial obligations for environmental, road maintenance and various other items which are not reflected on the consolidated balance sheet. Since we intend to satisfy the obligations to which the surety bonds relate in the normal course of business, management believes they will expire without being funded.
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

Contractual Obligations
The following table details the future projected payments associated with contractual obligations as of March 31, 2016:

	Payments Due by Year
(in thousands)	< 1 year	1-3 years	3-5 years	Total
Credit facility	$—	$—	$74,000	$74,000
Operating lease obligations(*)	5,439	5,790	—	11,229
Total Contractual Obligations	$5,439	$5,790	$74,000	$85,229
(*) We lease equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Note 12 - Leases in the footnotes to the unaudited consolidated financial statements included in Item 1.
Critical Accounting Policies
The Partnership’s critical accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2015 contained in the Partnership’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2016.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts recorded in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.
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

•	changes in our Sponsors’ drilling and development plan in jointly-owned Marcellus Shale and Utica Shale;

•	our Sponsors’ ability to meet their drilling and development plan in jointly-owned Marcellus Shale and Utica Shale;

•	the demand for natural gas and condensate gathering services;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our Sponsors under our gathering agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
Interest Rate Risk
In connection with the closing of our IPO on September 30, 2014, we entered into a $250.0 million revolving credit facility. Assuming our current outstanding balance on the revolving credit facility of $74.0 million, an increase of one percentage point in the interest rates would result in an annual interest expense increase of $0.7 million. As a result, our results of operations, cash flows and financial condition and, consequently, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Financial Statements, “Note 11. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes from the risk factors previously disclosed in the Partnership’s Annual Report on Form 10-K.

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
Dated: May 5, 2016

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