Form 10-Q
period 2016-06-30
CONE Midstream Partners LP
filed 2016-08-04
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
As of August 4, 2016, CONE Midstream Partners LP had 29,180,217 common units and 29,163,121 subordinated units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Gathering revenue — related party	$58,407	$47,717	$120,655	$90,885
Total Revenue	58,407	47,717	120,655	90,885
Expenses
Operating expense — third party	7,879	8,940	16,553	17,470
Operating expense — related party	7,078	6,940	15,422	13,984
General and administrative expense — third party	1,153	1,223	2,147	2,565
General and administrative expense — related party	2,213	1,995	3,897	3,972
Inventory revaluation	10,083	—	10,083	—
Depreciation expense	5,152	3,667	9,992	6,661
Interest expense	381	47	800	112
Total Expense	33,939	22,812	58,894	44,764
Net Income	24,468	24,905	61,761	46,121
Less: Net income attributable to noncontrolling interest	1,251	9,993	13,755	16,997
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$23,217	$14,912	$48,006	$29,124

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$23,217	$14,912	$48,006	$29,124
Less: General partner interest in net income	464	298	960	582
Limited partner interest in net income	$22,753	$14,614	$47,046	$28,542

Net income per limited partner unit - Basic	$0.39	$0.25	$0.81	$0.49
Net income per limited partner unit - Diluted	$0.39	$0.25	$0.81	$0.49

Limited partner units outstanding - Basic	58,343	58,326	58,343	58,326
Limited partner unit outstanding - Diluted	58,415	58,364	58,397	58,365

Cash distributions declared per unit (*)	$0.2540	$0.2200	0.4990	$0.4325

(*)	Represents the cash distributions declared during the month following the respective quarterly reporting period ends. See Note 16.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$5,096	$217
Receivables — related party (Note 6)	17,422	36,418
Inventory	—	18,916
Other current assets	1,215	2,037
Total Current Assets	23,733	57,588
Property and Equipment:
Property and equipment (Note 7)	921,420	897,918
Less — accumulated depreciation	41,398	31,609
Property and Equipment — Net	880,022	866,309
Other assets (Note 8)	9,280	528
TOTAL ASSETS	$913,035	$924,425

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$23,889	$46,155
Accounts payable — related party (Note 9)	1,461	1,628
Total Current Liabilities	25,350	47,783
Other Liabilities:
Revolving credit facility (Note 10)	47,000	73,500
Total Liabilities	72,350	121,283
Partners' Capital:
Common units (29,180,217 units issued and outstanding at June 30, 2016 and 29,163,121 units issued and outstanding at December 31, 2015)	409,219	399,399
Subordinated units (29,163,121 units issued and outstanding at June 30, 2016 and December 31, 2015)	(73,417)	(82,900)
General partner interest	(3,005)	(3,389)
Partners' capital attributable to CONE Midstream Partners LP	332,797	313,110
Noncontrolling interest	507,888	490,032
Total Partners' Capital	840,685	803,142
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$913,035	$924,425

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND OTHER EQUITY
(in thousands)
(unaudited)

	Partners' Capital			Total
				Capital
	Limited Partners		General	Attributable	Noncontrolling
	Common	Subordinated	Partner	to Partners	Interest	Total
Balance at December 31, 2015	$399,399	$(82,900)	$(3,389)	$313,110	$490,032	$803,142
Net income	23,530	23,516	960	48,006	13,755	61,761
Contributions by partners and noncontrolling interest holders	—	—	3	3	4,101	4,104
Distributions to unitholders	(14,042)	(14,033)	(579)	(28,654)	—	(28,654)
Unit-based compensation	355	—	—	355	—	355
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income tax withholdings	(23)	—	—	(23)	—	(23)
Balance at June 30, 2016	$409,219	$(73,417)	$(3,005)	$332,797	$507,888	$840,685

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$61,761	$46,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	10,073	6,743
Unit-based compensation	355	192
Inventory revaluation	10,083	—
Other	151	—
Changes in assets and liabilities:
Receivables — related party	12,285	9,792
Other current and non-current assets	822	522
Accounts payable	(12,533)	(3,325)
Accounts payable — related party	(40)	415
Net Cash Provided by Operating Activities	82,957	60,460

Cash Flows from Investing Activities:
Capital expenditures	(33,724)	(138,169)
Net Cash Used in Investing Activities	(33,724)	(138,169)

Cash Flows from Financing Activities:
Contributions by partners and noncontrolling interest holders	10,823	108,349
Distributions to unitholders	(28,654)	(25,431)
Net payments on revolving credit facility	(26,500)	(8,300)
Issuance of common units	(23)	—
Net Cash (Used In) Provided By Financing Activities	(44,354)	74,618

Net Increase (Decrease) in Cash	4,879	(3,091)
Cash at Beginning of Period	217	3,252
Cash at End of Period	$5,096	$161

Refer to Note 11 - Supplemental Cash Flow Information for descriptions of material non-cash transactions.

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

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Accordingly, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. These estimates are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances.

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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of June 30, 2016, we had no material environmental matters that required the recognition of a liability or specific disclosure.
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
Variable Interest Entities
The Partnership adopted ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" during the 2016 period. ASU 2015-02 changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Based on the criteria outlined in this standard, the Partnership continues to fully consolidate its existing variable interest entities - the Anchor, Growth and Additional Limited Partnerships (the "Limited Partnerships") through its ownership of CONE Midstream Operating Company LLC. CONE Midstream Operating Company LLC, through its general partner ownership interest in each of the Anchor, Growth and Additional Limited Partnerships, has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships. CONE Midstream Operating Company LLC is considered to be the primary beneficiary for accounting purposes.  The adoption of ASU 2015-02 did not impact the Partnership's financial statements.

Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. See Note 15 – Long Term Incentive Plan for further discussion.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following updates to Topic 606 were made during 2016:

•
In March 2016, the FASB updated Topic 606 by issuing ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies how an entity determines whether it is a principal or an agent for goods or services promised to a customer as well as the nature of the goods or services promised to their customers.

•
In April 2016, the FASB issued Update 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which seeks to address implementation issues in the areas of identifying performance obligations and licensing.

•
In May 2016, the FASB issued Update 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update, which was issued in response to feedback received by the FASB-IASB joint revenue recognition transition resource group ("TRG"), seeks to address implementation issues in the areas of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

After considering the FASB's issuance of a standard that delayed application of Topic 606 by one year, the new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. We are currently evaluating the method of adoption as it relates to ASU 2014-09 and the impacts that these standards will have on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU will require organizations (“lessees”) that lease assets with lease terms of more than 12 months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. We are currently evaluating the impact that this standard will have on our financial statements and financial covenants with lenders; however, we do not believe this standard will materially adversely impact the Partnership.
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

NOTE 3 — NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
During the six months ended June 30, 2016, the Partnership adopted ASU 2015-06 "Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions".  ASU 2015-06, which is required to be applied retrospectively, specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners, which is typically the earnings per unit measure presented in the financial statements, would not change as a result of the dropdown transaction. Adoption of this standard did not impact the consolidated presentation of the Partnership's financial statements or related disclosures.
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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There were 1,213 and 5,203 phantom units that were excluded in the calculation for the three and six months ended June 30, 2016 because the effect would have been antidilutive. No phantom units were excluded from the calculation for the three and six months ended June 30, 2015.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit information)	2016	2015	2016	2015
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$23,217	$14,912	$48,006	$29,124
Less: General partner interest in net income	464	298	960	582
Limited partner interest in net income	$22,753	$14,614	$47,046	$28,542

Net income allocable to common units	$11,380	$7,307	$23,530	$14,271
Net income allocable to subordinated units	11,373	7,307	23,516	14,271
Limited partner interest in net income	$22,753	$14,614	$47,046	$28,542

Weighted average limited partner units outstanding — Basic
Common units	29,180	29,163	29,180	29,163
Subordinated units	29,163	29,163	29,163	29,163
Total	58,343	58,326	58,343	58,326

Weighted average limited partner units outstanding — Diluted
Common units	29,252	29,201	29,234	29,202
Subordinated units	29,163	29,163	29,163	29,163
Total	58,415	58,364	58,397	58,365

Net income per limited partner unit — Basic and Diluted
Common units	$0.39	$0.25	$0.81	$0.49
Subordinated units	$0.39	$0.25	$0.81	$0.49

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
Operating expenses — related party included $7.1 million and $6.9 million of charges from CONSOL for the three months ended June 30, 2016 and 2015 and $15.4 million and $14.0 million for the six months ended June 30, 2016 and 2015, respectively. Operating expense - related party also included $3.9 million and $3.6 million of electrically-powered compression, which was reimbursed from the Sponsors pursuant to their respective Gathering Agreements, for the three months ended June 30, 2016 and 2015. Additionally, the six months ended June 30, 2016 and 2015 included $8.3 million and $7.2 million of electrically-powered compression.
During the six months ended June 30, 2015, CONSOL purchased $2.2 million of supply inventory from the Partnership.

Additionally, general and administrative expense - related party consisted of the following charges from each Sponsor:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
CONSOL	$2,042	$1,860	$3,569	$3,696
Noble Energy	171	135	328	276
Total General and Administrative Expense — Related Party	$2,213	$1,995	$3,897	$3,972
Omnibus Agreement
Concurrent with the closing of the IPO, we entered into an omnibus agreement with CONSOL, Noble Energy, CONE Gathering and our general partner that addresses the following matters:

•
our payment of an annually-determined administrative support fee, which will total $0.5 million for the year ending December 31, 2016, for the provision of certain services by CONSOL and its affiliates;

•
our payment of an annually-determined administrative support fee, which will total $0.8 million for the year ending December 31, 2016, for the provision of certain executive services by CONSOL and its affiliates;

•
our payment of an annually-determined administrative support fee, which will total $0.3 million for the year ending December 31, 2016, for the provision of certain executive services by Noble Energy and its affiliates;

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
Operational Services Agreement
Concurrent with the closing of the IPO, we entered into an operational services agreement with CONSOL under which CONSOL provides certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities. Such services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CONSOL may mutually agree upon from time to time. CONSOL prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CONSOL submits actual expenditures for reimbursement on a monthly basis, and we also reimburse CONSOL for any direct third-party costs incurred by CONSOL in providing these services.
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

NOTE 5 — CONCENTRATION OF CREDIT RISK
The Sponsors accounted for all of the Partnership’s revenue during the three and six months ended June 30, 2016 and 2015. Revenues attributable to each Sponsor were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
CONSOL	$29,825	$24,598	$61,624	$46,760
Noble Energy	28,582	23,119	59,031	44,125
Total Revenue	$58,407	$47,717	$120,655	$90,885

NOTE 6 — RECEIVABLES - RELATED PARTY
Receivables consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Gathering Fees:
CONSOL	$8,493	$10,221
Noble Energy	8,897	19,246
Contributions Receivable:
CONSOL	—	3,360
Noble Energy	—	3,360
Other	32	231
Total Receivables — Related Party	$17,422	$36,418

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015	Estimated Useful Lives in Years
Land	$77,652	$76,755	N/A
Gathering equipment	631,790	561,642	25 — 40
Compression equipment	142,543	122,705	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	38,456	105,837	N/A
Total Property and Equipment	$921,420	$897,918
Less: Accumulated depreciation
Gathering	$28,866	$21,130
Compression	8,638	6,998
Processing	3,894	3,481
Total Accumulated Depreciation	$41,398	$31,609
Property and Equipment, Net	$880,022	$866,309

NOTE 8 - OTHER ASSETS

Other assets consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Tygart Valley pipe	$8,833	$—
Financing fees	368	449
Deposits	79	79
Total Other Assets	$9,280	$528
During the three months ended June 30, 2016, the Partnership agreed to sell a portion of existing excess pipe supply that was not dedicated to specific capital projects to an unrelated third party for an amount that was below its carrying cost, with payment expected in the third quarter of 2016.  Prior to the current quarter, management intended to sell the excess pipe or consider alternative capital projects in which the pipe may be used within the next 12 months; accordingly, the pipe was classified as a current asset in inventory. Due to the uncertainty that surrounds the use of the remaining pipe and the Partnership’s willingness to liquidate the pipe at this discounted value, the Partnership reclassified the remaining excess pipe to a long-term asset and reduced the carrying value of excess pipe to the value that was commensurate with the recently executed sale.  This adjustment, which was recorded in the Partnership’s Growth System segment, is reflected within inventory revaluation in the accompanying consolidated statements of operations.

NOTE 9 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Accounts Payable — Related Party
Expense reimbursement to CONSOL	$1,034	$1,173
Capital expenditures reimbursement to CONE Gathering LLC	—	2
Capital expenditures reimbursement to CONSOL	125	—
General and administrative services provided by CONSOL	245	402
General and administrative services provided by Noble Energy	57	51
Total Accounts Payable — Related Party	$1,461	$1,628

NOTE 10 — REVOLVING CREDIT FACILITY
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

•
we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0. We defined this as our consolidated leverage ratio which is calculated as the total amount outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The Partnership met the requirements of this financial covenant for the 12 month period ended June 30, 2016.

•
we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.0 to 1.0. We defined this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The Partnership met the requirements of this financial covenant for the 12 month period ended June 30, 2016.

The outstanding balance of our revolving credit facility and interest rates on the amounts drawn from our revolver consist of the following:

	June 30, 2016		December 31, 2015
(in thousands, except percentages)	Debt	Interest Rate (1)	Debt	Interest Rate (2)
Credit Facility	$47,000	2.00%	$73,500	2.18%
(1) Borrowings accrued interest at the LIBOR rate, plus a margin as described above.
(2) The weighted average annual interest rate consists of JP Morgan's prime rate and LIBOR rate, plus a margin as described above.
As of June 30, 2016, we had outstanding debt issuance costs of $0.5 million, net of accumulated amortization, which were incurred in connection with the issuance of our credit facility. The debt issuance costs are being amortized in interest expense through September 30, 2019, which is the maturity date of the credit facility.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION
As of June 30, 2016, we had capital expenditures due to be reimbursed to CONSOL of $0.1 million.
As of June 30, 2015, we had a receivable of $9.3 million related to partners' investments from CONSOL and Noble Energy. Additionally, we had a receivable from CONE Gathering LLC related to capital expenditures of $0.9 million, and a receivable from CONSOL related to capital project reimbursements of $0.4 million as of June 30, 2015.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 13 — LEASES
We have entered into various non-cancellable operating leases, the majority of which relate to compression facilities. Future minimum lease payments under all of our operating leases as of June 30, 2016 are as follows:

(in thousands)	Minimum Lease Payments
remainder of 2016	$2,733
2017	4,769
2018	2,241
2019	549
$10,292
Rental expense under operating leases was $1.9 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and $4.0 million and $4.4 million for the six months ended June 30, 2016 and 2015. These expenses are included within operating expense - third party on our consolidated statements of operations.

NOTE 14—SEGMENT INFORMATION
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
Segment results for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gathering Revenue - Related Party:
Anchor systems	$48,855	$35,351	$99,145	$69,884
Growth systems	2,708	3,913	5,599	6,888
Additional systems	6,844	8,453	15,911	14,113
Total Gathering Revenue - Related Party	$58,407	$47,717	$120,655	$90,885

Net Income:
Anchor systems	$31,418	$19,524	$64,169	$38,311
Growth systems	(9,251)	933	(8,316)	1,734
Additional systems	2,301	4,448	5,908	6,076
Total Net Income	$24,468	$24,905	$61,761	$46,121

Depreciation Expense:
Anchor systems	$3,550	$2,607	$6,854	$5,004
Growth systems	531	495	1,060	939
Additional systems	1,071	565	2,078	718
Total Depreciation Expense	$5,152	$3,667	$9,992	$6,661

Capital Expenditures for Segment Assets:
Anchor systems	$7,070	$39,754	$22,241	$69,053
Growth systems	159	7,333	228	18,970
Additional systems	2,109	29,276	11,255	50,146
Total Capital Expenditures	$9,338	$76,363	$33,724	$138,169

Segment asset results for the periods presented are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Segment Assets
Anchor systems	$563,299	$567,132
Growth systems	98,616	102,249
Additional systems	251,120	255,044
Total Segment Assets	$913,035	$924,425

NOTE 15 — LONG-TERM INCENTIVE PLAN
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
During the six months ended June 30, 2016, the Partnership's general partner granted 140,877 equity-based phantom units, which are provided for under our LTIP and are accounted for under Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation. The awards were granted at a weighted average fair value of $9.23. Awards granted to independent directors vest over a period of one year, and awards granted to certain of the Partnership's officers and employees of the general partner vest 33% per year over a period of three years. The current year phantom unit grant was expanded to more employees of the general partner than the prior year grant, which management believes will more fully align employees' interests with those of the Partnership.
The Partnership accounts for phantom units as equity awards and records compensation expense over the vesting periods of the awards based on their grant date fair value. Compensation expense included in general and administrative expense - related party recognized by the Partnership was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015 and $0.4 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, the unrecognized compensation related to all outstanding awards was $1.3 million, with approximately 158,000 awards remaining outstanding.

NOTE 16 — SUBSEQUENT EVENTS
On July 21, 2016, the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, declared a cash distribution to the Partnership’s unitholders for the second quarter of 2016 of $0.254 per common and subordinated unit. The cash distribution will be paid on August 12, 2016 to unitholders of record at the close of business on August 4, 2016.

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
Executive Overview
We are a master limited partnership formed in May 2014 by CONSOL Energy Inc. ("CONSOL") and Noble Energy, Inc. ("Noble Energy") whom we refer to as our Sponsors, primarily to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
On September 30, 2014, the Partnership closed an initial public offering ("IPO") of common units representing limited partner interests. For all periods since the IPO, we have generated all of our revenues under long-term, fixed-fee gathering agreements that we have entered into with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. Our gathering agreements also include substantial acreage dedications in the Marcellus Shale.
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

Second Quarter 2016 Highlights
The Partnership continued its solid financial performance since the IPO in the quarter ended June 30, 2016. Compared to the quarter ended June 30, 2015, results attributable to the Partnership were as follows:

•	Net income of $23.2 million as compared to $14.9 million

•	Average daily throughput volumes of 857 billion Btu per day (BBtu/d) as compared to 568 BBtu/d

•	Adjusted EBITDA of $26.9 million as compared to $17.0 million

•	Distributable cash flow of $23.6 million as compared to $14.9 million

In addition to demonstrating financial growth relative to the prior year quarter and reducing borrowings under the revolving credit facility, the Partnership also generated $83.0 million in operating cash flows during the six month period ended June 30, 2016, which exceeded the $60.5 million in operating cash flows generated in the prior year period by $22.5 million. Current year operating cash flow also exceeded the sum of capital expenditures ($33.7 million), distributions to unitholders ($28.7 million) and interest paid ($0.8 million) during the six month period ended June 30, 2016.
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
We have secured significant acreage dedications from our Sponsors, which have dedicated to us approximately 515,000 net acres and approximately 20,000 net acres of their jointly owned Marcellus and Utica Shales acreage, respectively, for an initial term of 20 years. In addition to our existing dedicated acreage, our gathering agreements provide that any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “dedication area” covering over 7,700 square miles in West Virginia and Pennsylvania will be automatically dedicated to us. We also have the right of first offer (“ROFO”) to provide midstream services to our Sponsors on our ROFO acreage, which currently includes approximately 186,000 net acres of our Sponsors’ jointly owned Marcellus Shale acreage and any additional acreage covering the Marcellus Shale that is jointly acquired by our Sponsors in a “ROFO area” covering over 18,300 square miles in West Virginia and Pennsylvania.
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

Factors Impacting Our Business
Based on assumptions made by us and information currently available to us, we expect our business to continue to be affected by the following key factors. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, actual results may vary materially from our expected results.
Our Sponsors’ Drilling and Development Plan
Our operations are primarily dependent upon our Sponsors’ natural gas production on our dedicated acreage in the Marcellus Shale. Our Sponsors have established a drilling and development program on their upstream acreage, including on our dedicated acreage, and primarily rely on us to deliver the midstream infrastructure necessary to accommodate their continuing production growth in the Marcellus Shale and Utica Shale. Although we anticipate our Sponsors’ continued exploration and production activities in our areas of operation in the Marcellus Shale and Utica Shale over the long term, we have no control over the level or timing of their activity. Furthermore, the Joint Development Agreement ("JDA") with our Sponsors contains certain mechanisms that may cause their production on our dedicated acreage to be less than we anticipate. For example, our Sponsors were not operating any drilling rigs on our dedicated acreage as of June 30, 2016 and mutually agreed to a 2016 drilling level of activity that is significantly below the drilling activity per the default plan described in the JDA.
Fluctuations in natural gas and NGL prices could affect production rates over time and levels of investment by our Sponsors and third parties in exploration for and development of new natural gas reserves. Throughout 2015 and during the first six months of 2016, persistent low commodity prices caused and may continue to cause our Sponsors or potential third-party customers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If our Sponsors delay drilling or temporarily shut in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our gathering agreements with our Sponsors do not contain minimum volume commitments.
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

Results of Operations
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	Variance	Percent Change
	($ in thousands)
Revenue
Gathering revenue — related party	$58,407	$47,717	$10,690	22.4%
Total Revenue	58,407	47,717	10,690	22.4%
Expenses
Operating expense — third party	7,879	8,940	(1,061)	(11.9)%
Operating expense — related party	7,078	6,940	138	2.0%
General and administrative expense — third party	1,153	1,223	(70)	(5.7)%
General and administrative expense — related party	2,213	1,995	218	10.9%
Inventory revaluation	10,083	—	10,083	n/m
Depreciation expense	5,152	3,667	1,485	40.5%
Interest expense	381	47	334	710.6%
Total Expense	33,939	22,812	11,127	48.8%
Net Income	$24,468	$24,905	$(437)	(1.8)%
Less: Net income attributable to noncontrolling interest	1,251	9,993	(8,742)	(87.5)%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$23,217	$14,912	$8,305	55.7%

Operating Statistics - Gathered Volumes for the Three Months Ended June 30, 2016

	Anchor	Growth	Additional	TOTAL	NET TOTAL (a)
Dry Gas (BBtu/d) (b)	775	64	16	855	585
Wet Gas (BBtu/d) (b)	347	6	132	485	267
Condensate (MMcfe/d)	6	—	6	12	5
Total Gathered Volumes	1,128	70	154	1,352	857

Operating Statistics - Gathered Volumes for the Three Months Ended June 30, 2015

	Anchor	Growth	Additional	TOTAL	NET TOTAL (a)
Dry Gas (BBtu/d) (b)	395	92	8	495	301
Wet Gas (BBtu/d) (b)	334	11	163	508	259
Condensate (MMcfe/d)	9	—	14	23	8
Total Gathered Volumes	738	103	185	1,026	568

(a) Represents throughput volumes net of the noncontrolling interests owned by the Sponsors.
(b) Classification as dry or wet is based upon the shipping destination of the volumes during each period presented. Because our Sponsors have the option to ship a portion of its natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, some volumes classified as "wet" in the 2015 period were classified as "dry" in 2016.

Revenue
Because our Sponsors have established a drilling and development program on our dedicated acreage, our revenue typically increases or decreases as our Sponsors’ production on our dedicated acreage increases or decreases. Since we charge a higher fee for natural gas that is shipped through our wet system rather than through our dry system, revenue can also be impacted by our Sponsors' choice in certain parts of our gathering system of where to send its production, which may change dynamically depending on the most current commodity prices at the time of shipment. Although total gross and net gathered volumes increased substantially compared to the prior year quarter, volumes in the current quarter were modestly impacted by some wells that were temporarily taken off line for i) maintenance and repair work and ii) a period of production management by the Sponsors during this spring's low commodity pricing environment.
Gathering revenue — related party was approximately $58.4 million for the three months ended June 30, 2016 compared to approximately $47.7 million for the three months ended June 30, 2015. The $10.7 million increase was primarily due to a 326 BBtu/d increase in throughput volumes, or 32%, compared to the prior year quarter. The increase was mainly the result of a 360 BBtu/d increase in dry natural gas volumes, which was partially offset by a 34 BBtu/d throughput reduction in wet gas and condensate volumes. Partially contributing to the increase in dry volumes and the decrease in wet volumes was the Sponsors' change in shipping destinations. In response to the relatively lower NGL prices during the 2016 period, a portion of the gathered volumes that were handled as wet gas in the prior year were shipped to dry gas destinations in the current year period, which contributed to the quarter over quarter volume changes.
From a segment perspective, the dry gas increase during the quarter was primarily related to a 380 BBtu/d increase at our Anchor System, which was partially offset by a 28 BBtu/d volume decrease related to the Growth System. The wet gas and condensate decrease was primarily driven by a decrease of 39 BBtu/d of throughput in the Additional Systems, which was partially offset by a 10 MMBtu/d volume increase in our Anchor Systems.

Operating Expense
Despite a 32% increase in total throughput compared to the prior year quarter, total operating expense decreased to approximately $15.0 million from approximately $15.9 million in the prior year quarter. The gross decrease was primarily the result of cost control measures implemented by the operations group as they continue to refine their processes and improve facility efficiencies.
Included in operating expense was electrically-powered compression expense of $3.9 million and $3.6 million in the quarters ended June 30, 2016 and 2015, respectively, which were reimbursed by the Sponsors pursuant to their respective Gathering Agreements.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $3.4 million for the three months ended June 30, 2016 compared to approximately $3.2 million for the three months ended June 30, 2015.

Inventory Revaluation
During the three months ended June 30, 2016, management agreed to sell a portion of existing excess pipe supply that was not dedicated to specific capital projects to an unrelated third party for an amount that was below its carrying cost.  Due to the uncertainty that surrounds the use of the remaining pipe and the Partnership’s willingness to liquidate the pipe at this discounted value, we reduced the carrying value of excess pipe to the value that was commensurate with the recently executed sale.  The result was a negative impact to consolidated net income of $10.1 million during the quarter; however, since the value loss was entirely within the Growth System, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.5 million.

Depreciation
Depreciation is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $5.2 million for the three months ended June 30, 2016 compared to approximately $3.7 million for the three months ended June 30, 2015. The increase of $1.5 million was primarily related to our capital spending since the IPO and resulting assets placed into service during the second half of 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	Variance	Percent Change
	($ in thousands)
Revenue
Gathering revenue — related party	$120,655	$90,885	$29,770	32.8%
Total Revenue	120,655	90,885	29,770	32.8%
Expenses
Operating expense — third party	16,553	17,470	(917)	(5.2)%
Operating expense — related party	15,422	13,984	1,438	10.3%
General and administrative expense — third party	2,147	2,565	(418)	(16.3)%
General and administrative expense — related party	3,897	3,972	(75)	(1.9)%
Inventory revaluation	10,083	—	10,083	n/m
Depreciation expense	9,992	6,661	3,331	50.0%
Interest expense	800	112	688	614.3%
Total Expense	58,894	44,764	14,130	31.6%
Net Income	$61,761	$46,121	$15,640	33.9%
Less: Net income attributable to noncontrolling interest	13,755	16,997	(3,242)	(19.1)%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$48,006	$29,124	$18,882	64.8%

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2016

	Anchor	Growth	Additional	TOTAL	NET TOTAL (a)
Dry Gas (BBtu/d) (b)	712	66	20	798	538
Wet Gas (BBtu/d) (b)	402	6	154	562	310
Condensate (MMcfe/d)	6	—	7	13	5
Total Gathered Volumes	1,120	72	181	1,373	853

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2015

	Anchor	Growth	Additional	TOTAL	NET TOTAL (a)
Dry Gas (BBtu/d) (b)	388	85	10	483	296
Wet Gas (BBtu/d) (b)	330	7	136	473	255
Condensate (MMcfe/d)	10	—	8	18	8
Total Gathered Volumes	728	92	154	974	559

(a) Represents throughput volumes net of the noncontrolling interests owned by the Sponsors.
(b) Classification as dry or wet is based upon the shipping destination of the volumes during each period presented. Because our Sponsors have the option to ship a portion of its natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, some volumes classified as "wet" in the 2015 period were classified as "dry" in 2016.

Revenue
Because our Sponsors have established a drilling and development program on our dedicated acreage, our revenue typically increases or decreases as our Sponsors’ production on our dedicated acreage increases or decreases. Since we charge a higher fee for natural gas that is shipped through our wet system rather than through our dry system, revenue can also be impacted by our Sponsors' choice in certain parts of our gathering system of where to send its production, which may change dynamically depending on the most current commodity prices at the time of shipment. Although total gross and net gathered volumes increased substantially compared to the prior year period, volumes in the current six month period were modestly impacted by some wells that were temporarily taken off line for i) maintenance and repair work and ii) a period of production management by the Sponsors during this spring's low commodity pricing environment.

Gathering revenue — related party was approximately $120.7 million for the six months ended June 30, 2016 compared to approximately $90.9 million for the six months ended June 30, 2015. The $29.8 million increase was primarily due to a 399 BBtu/d increase in throughput volumes, which consisted of a 315 BBtu/d increase in natural gas volumes in our Sponsors’ dry gas production area and an 84 BBtu/d increase in natural gas volumes in our Sponsors’ wet gas and condensate production areas.
From a segment perspective, the dry gas increase was entirely due to a 324 BBtu/d increase at our Anchor System, which was partially offset by a net nine BBtu/d production decrease related to the Growth and Additional Systems. The wet gas and condensate increase was primarily the result of increased production of 68 BBtu/d within our Anchor Systems, with the remainder of the increase coming from increased production in our Additional Systems.

Operating Expense
Total operating expense was approximately $32.0 million for the six month period ended June 30, 2016 compared to $31.5 million for the six month period ended June 30, 2015. The modest increase relative to substantial throughput growth was primarily the result of cost control measures implemented by the operations group as they continue to refine their processes and improve facility efficiencies.
Electrically-powered compression expense was $8.3 million and $7.2 million for the six months ended June 30, 2016 and 2015, respectively, which was reimbursed by the Sponsors pursuant to their respective Gathering Agreements.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $6.0 million for the six months ended June 30, 2016 compared to approximately $6.5 million for the six months ended June 30, 2015.

Inventory Revaluation
During the six months ended June 30, 2016, management agreed to sell a portion of existing excess pipe supply that was not dedicated to specific capital projects to an unrelated third party for an amount that was below its carrying cost.  Due to the uncertainty that surrounds the use of the remaining pipe and the Partnership’s willingness to liquidate the pipe at this discounted value, we reduced the carrying value of excess pipe to the value that was commensurate with the recently executed sale.  The result was a negative impact to consolidated net income of $10.1 million during the six month period ended June 30, 2016; however, since the value loss was entirely within the Growth System, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.5 million.

Depreciation
Depreciation is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $10.0 million for the six months ended June 30, 2016 compared to approximately $6.7 million for the six months ended June 30, 2015. The increase of $3.3 million was primarily related to our capital spending since the IPO and resulting assets placed into service.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net Income	$24,468	$24,905	$61,761	$46,121
Interest expense	381	47	800	112
Depreciation expense	5,152	3,667	9,992	6,661
EBITDA	30,001	28,619	72,553	52,894
Non-cash unit-based compensation expense	219	96	355	192
Inventory revaluation	10,083	—	10,083	—
Adjusted EBITDA	40,303	28,715	82,991	53,086
Less:
Net income attributable to noncontrolling interest	1,251	9,993	13,755	16,997
Interest expense attributable to noncontrolling interest	127	14	316	33
Depreciation expense attributable to noncontrolling interest	2,409	1,659	4,694	2,825
Inventory revaluation attributable to noncontrolling interest	9,579	—	9,579	—
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$26,937	$17,049	$54,647	$33,231
Less: cash interest paid, net	254	33	484	78
Less: ongoing maintenance capital expenditures, net of expected reimbursements	3,112	2,148	5,951	4,139
Distributable Cash Flow	$23,571	$14,868	$48,212	$29,014

Net Cash Provided by Operating Activities	$41,777	$50,254	$82,957	$60,460
Interest expense	381	47	800	112
Inventory revaluation	10,083	—	10,083	—
Other, including changes in working capital	(11,938)	(21,586)	(10,849)	(7,486)
Adjusted EBITDA	40,303	28,715	82,991	53,086
Less:
Net income attributable to noncontrolling interest	1,251	9,993	13,755	16,997
Interest expense attributable to noncontrolling interest	127	14	316	33
Depreciation expense attributable to noncontrolling interest	2,409	1,659	4,694	2,825
Inventory revaluation attributable to noncontrolling interest	9,579	—	9,579	—
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$26,937	$17,049	$54,647	$33,231
Less: cash interest paid, net	254	33	484	78
Less: ongoing maintenance capital expenditures, net of expected reimbursements	3,112	2,148	5,951	4,139
Distributable Cash Flow	$23,571	$14,868	$48,212	$29,014

Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal liquidity requirements are to finance our operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future.
Historically, our principal sources of liquidity have been cash from operations and funding from our Sponsors. While they have historically provided funding to us, we do not have a formal commitment from our Sponsors, CONE Gathering, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures.
At a minimum, we intend to pay the minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $12.7 million per quarter, or approximately $50.6 million per year, based on the general partner interest and the number of common and subordinated units outstanding as of June 30, 2016. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
Revolving Credit Facility
At the closing of the IPO on September 30, 2014, we entered into a $250.0 million revolving credit facility, which is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. As of June 30, 2016, we had an outstanding balance on our credit facility of $47.0 million. We also incurred $0.8 million of interest expense during the six month period ended June 30, 2016.
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
We are also subject to covenants that require us to maintain certain financial ratios, as follows:

•
we may not permit the ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter to exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0. We define this as our consolidated leverage ratio which is calculated as total funded outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The consolidated leverage ratio was 0.5 to 1.0 for the 12 months ended June 30, 2016.

•
we may not permit the ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters to be less than 3.0 to 1.0. We define this as our consolidated interest coverage ratio which is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The interest coverage ratio was 125.4 to 1.0 for the 12 months ended June 30, 2016.

Based on these ratios, the Partnership had the maximum amount of revolving credit available for borrowing at June 30, 2016.
Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by operating activities:	$82,957	$60,460
Net cash used in investing activities:	$(33,724)	$(138,169)
Net cash (used in) provided by financing activities:	$(44,354)	$74,618
Net cash provided by operating activities increased $22.5 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which was primarily due to an improvement in the Partnership's consolidated year over year adjusted EBITDA of $29.9. The cash flow increase was partially offset by working capital adjustments and the timing of when liabilities are paid.
Cash used in investing activities decreased $104.4 million in the current period due primarily to a reduction in capital expenditures, in part based on commodity prices and their impact on our Sponsors' drilling plans. Our Sponsors had mutually agreed to a 2016 level of activity that is significantly below that which is described in the default plan under their joint development agreement, and which is below the amount spent in 2015.
There was a use of cash in financing activities in the current period compared to an inflow in the prior year period, primarily due to increased repayments on our revolver and reduced contributions from our Sponsors. Much lower capital spending in all of our Systems in the current year reduced the need for Sponsor contributions, particularly in the Growth and Additional Systems in which the Sponsors own 95% noncontrolling interests.
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

Capital Expenditures for the Six Months Ended June 30, 2016

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$7,790	$228	$1,954	$9,972
Expansion capital	14,451	—	9,301	23,752
Total Capital Investment	$22,241	$228	$11,255	$33,724

Capital Investment Net to CNNX
Maintenance capital	$5,843	$11	$98	$5,952
Expansion capital	10,838	—	465	11,303
Total Capital Investment Net to CNNX	$16,681	$11	$563	$17,255

Capital Expenditures for the Six Months Ended June 30, 2015

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$5,432	$577	$721	$6,730
Expansion capital	63,621	18,393	49,425	131,439
Total Capital Investment	$69,053	$18,970	$50,146	$138,169

Capital Investment Net to CNNX
Maintenance capital	$4,074	$29	$36	$4,139
Expansion capital	47,716	920	2,471	51,107
Total Capital Investment Net to CNNX	$51,790	$949	$2,507	$55,246
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
Critical Accounting Policies
The Partnership’s critical accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2015 contained in the Partnership’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2016.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts recorded in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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
Interest Rate Risk
In connection with the closing of our IPO on September 30, 2014, we entered into a $250.0 million revolving credit facility. Assuming our current outstanding balance on the revolving credit facility of $47.0 million, an increase of one percentage point in the interest rates would result in an annual interest expense increase of $0.5 million. As a result, our results of operations, cash flows and financial condition and, consequently, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Financial Statements, “Note 12. Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.  With the exception of the update below, there have been no material changes from the risk factors previously disclosed in the Partnership’s Annual Report on Form 10-K.

We may incur significant costs and liabilities as a result of pipeline and related facility integrity management program testing and any related pipeline repair or preventative or remedial measures.

On April 8, 2016, the U.S. Department of Transportation ("DOT") Pipeline and Hazardous Materials Safety Administration ("PHMSA") published in the Federal Register a Notice of Proposed Rule Making ("NPRM") that would significantly modify existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. The proposed rule addresses four congressional mandates and six recommendations by the National Transportation Safety Board to broaden the scope of safety coverage by adding new assessment and repair criteria for gas transmission pipelines, and by expanding these protocols to include pipelines not formerly regulated by the federal standards. This includes extending regulatory requirements to transmission and gathering pipelines of eight inches and greater in rural Class I areas. Compliance with the rule, as proposed, may prove challenging and costly for operators of older pipelines due to the difficulty of locating historic records. As proposed, compliance with the rule could have a material adverse effect on the Partnership's operations. However, the ultimate impact of the rule on the Partnership remains uncertain until the rulemaking is finalized.

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
Dated: August 4, 2016

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