Form 10-K/A
CONE Midstream Partners LP
filed 2016-09-09
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K/A
Amendment No. 1
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

Explanatory Note
CONE Midstream Partners LP (the “Partnership”) is filing this Amendment No. 1 (the “Amendment”) to its Form 10-K for the year ended December 31, 2015 (the “Original Form 10-K”) to correct an inadvertent omission of certain introductory language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-K.

This Amendment should be read in conjunction with the Original Form 10-K, which continues to speak as of the date thereof. Other than as set forth above, this Amendment does not modify or update disclosures in the Original Form 10-K. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.

PART II
OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
† Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ David M. Khani

David M. Khani
Chief Financial Officer and Director
(Duly Authorized Officer and Principal Financial Officer)
Date: September 9, 2016