Form 10-K
period 2016-12-31
CONE Midstream Partners LP
filed 2017-02-16
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
  __________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $349.3 million. This is based on the closing price of common units on the New York Stock Exchange on such date.

As of February 16, 2017, CONE Midstream Partners LP had 34,367,580 common units and 29,163,121 subordinated units outstanding.

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
Btu:    British thermal units.
condensate:    A natural gas liquid with a low vapor pressure compared with natural gasoline and liquefied petroleum gas. Condensate is mainly composed of butane, propane, pentane and heavier hydrocarbon fractions. The condensate is not only generated into the reservoir, it is also formed when liquid drops out, or condenses, from a natural gas stream in pipelines or surface facilities.
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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statement, as these statements involve risks, uncertainties and other factors that could cause our actual future outcomes to differ materially from those set forth in such statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
the effects of changes in market prices of natural gas, NGLs and crude oil on our Sponsors’ drilling and development plans on our dedicated acreage and the volumes of natural gas and condensate that are produced on our dedicated acreage;

•	changes in our Sponsors’ drilling and development plans in the Marcellus Shale;

•	our Sponsors’ ability to meet their drilling and development plans in the Marcellus Shale;

•	the demand for natural gas and condensate gathering services;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our Sponsors under our gathering agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.

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

Overview

CONE Midstream Partners LP (the “Partnership”, “we”, “our”, or “us”) is a master limited partnership formed in May 2014 by CONSOL Energy Inc. (NYSE: CNX) (“CONSOL”) and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”), whom we refer to collectively as our Sponsors, primarily to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We currently generate all of our revenues under long-term, fixed-fee gathering agreements with each of our Sponsors that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. The gathering agreements with our Sponsors currently include acreage dedications of approximately 515,000 aggregate net acres, subject to the release provisions set forth therein. Although our Sponsors currently account for all our revenues, we seek to supplement our profitability and future growth by pursuing opportunities to perform gathering services for unrelated third parties in the future. In addition, we also consider accretive acquisitions, which may include drop downs of additional interests in our existing consolidated assets.

Since July 1, 2011, our Sponsors have drilled 537 gross horizontal wells in our Marcellus Shale dedication area, which contributed to average combined daily gross wellhead production of approximately 1,354 BBtu/d in 2016. As of December 31, 2016, there were 73 wells that remained uncompleted, and our Sponsors estimate they have approximately 3,700 combined potential new drilling locations on our Marcellus Shale dedicated acreage. Please read “Our Acreage Dedication” beginning on page 10. Our Sponsors believe that their existing contractual commitments for Marcellus Shale processing capacity and long-haul firm transportation will help minimize disruptions to their drilling and development plans that might otherwise exist as a result of insufficient outlets for growing production.

The following charts illustrate our Sponsors’ production trends and the number of combined wells they have drilled with respect to our dedicated acreage for the periods indicated:

(1) Represents gross wellhead production attributable to wells drilled on our dedicated acreage.
(2) Represents total gross wells turned in line on our dedicated acreage. As of December 31, 2016, there were 73 gross horizontal wells that have been drilled but are not yet completed.

About Us

On September 30, 2014, we closed our initial public offering (“IPO” or “offering”) of 20,125,000 common units representing limited partner interests in the Partnership at a price to the public of $22.00 per unit. Our common units are listed on the New York Stock Exchange under the ticker symbol “CNNX.” The Partnership's general partner is CONE Midstream GP LLC (“general partner”), a wholly owned subsidiary of CONE Gathering LLC (“CONE Gathering”), which is a joint venture formed by our Sponsors in September 2011. CONE Gathering represents our predecessor for accounting purposes (the “Predecessor”). References in our consolidated financial statements to “the Partnership,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in our consolidated financial statements to “the Partnership,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to CONE Midstream Partners LP and its consolidated subsidiaries. For periods prior to the

IPO, our consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
In connection with the completion of our IPO, our Sponsors, through CONE Gathering, contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. Effective November 16, 2016, we completed the acquisition of the remaining 25% noncontrolling interest in our Anchor Systems from CONE Gathering in exchange for cash consideration of $140.0 million, the issuance of 5,183,154 common units and a general partner interest in the amount necessary for our general partner to maintain its two percent general partner interest in us, which brought our controlling ownership in this system to 100%. For a description of each of our systems, see “Our Midstream Assets” below.

Our Midstream Assets

In order to effectively manage our business we have divided our current midstream assets among three separate segments that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and stages of their development.

•
Our Anchor Systems include our most developed midstream systems that generate the largest portion of our current cash flows, which includes our three primary midstream systems (the McQuay System, the Majorsville System and the Mamont System) and related assets.

•
Our Growth Systems are primarily located in the dry gas regions of our dedicated acreage that are generally in earlier phases of development and require substantial future expansion capital expenditures to materially increase production, which would primarily be funded by our Sponsors in proportion to CONE Gathering's 95% retained ownership interest.

•
Our Additional Systems include several gathering systems primarily located in the wet gas regions of our dedicated acreage that we expect will require lower levels of expansion capital investment relative to our Growth Systems. The substantial majority of capital investment on these systems would primarily be funded by our Sponsors in proportion to CONE Gathering's 95% retained ownership interest.

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

Organizational Structure

The following map details our existing assets:

New York
Pennsylvania
Ohio
Maryland
Maryland
West Virginia
Crawford
Mamont
ACAA
Fallowfield
Majorsville
McQuay
Moundsville
Marshall
Shirley
Oxford
CNX
Camden
Audra
Philippi
Century
Alton
CONE
CONE Pipeline and Dedicated Acreage
CONE Station
Built
CONE Pipeline
Current
Dedicated Acreage
CNX Marcellus
Noble Marcellus
ROFO Area
Dedication Area/ Additional Area Boundary
Anchor Area
Growth Area
0 10 20
Miles

Gathering Assets

As of December 31, 2016, our gathering assets comprised a network of 254 miles of gathering pipelines with an average daily throughput of approximately 1,354 BBtu/d.

The following table provides information regarding our gathering assets as of and, with respect to average daily throughput, for the year ended December 31, 2016:

System	Our Ownership Interest	Gas Type	Pipelines (in miles)	Average Daily Throughput (BBtu/d)	Maximum Interconnect Capacity(1)(2) (BBtu/d)	Compression (horsepower)
Anchor Systems	100%	Dry/Wet	175	1,100	1,429	75,150
Growth Systems	5%	Dry/Wet	31	69	860	6,700
Additional Systems	5%	Dry/Wet	48	185	545	9,480
(1) Maximum interconnect capacity is the maximum throughput that can be delivered from the system through physical interconnections to third-party facilities or pipelines.
(2) Our midstream systems currently have interconnects with the following interstate pipelines: Columbia Gas Transmission, Texas Eastern Transmission and Dominion Transmission, Inc.

Compression and Dehydration Facilities

We operated 17 facilities to provide our compression and/or dehydration services as of December 31, 2016, the capacities of which are summarized in the following table:

System	Our Ownership Interest	Compression (horsepower)	Compression Capacity (BBtu/d)
Anchor Systems	100%	75,150	1,230
Growth Systems	5%	6,700	80
Additional Systems	5%	9,480	160

Condensate Handling Facilities

Our assets include two condensate handling facilities - in Majorsville, Pennsylvania (Anchor Systems) and Moundsville, West Virginia (Additional Systems) - that provide condensate gathering, collection, separation and stabilization services. Each facility has nominal handling capacities of 2,500 Bbl/d.

Our Relationship with Our Sponsors and CONE Gathering

One of our principal strengths is our relationship with our Sponsors and CONE Gathering.

CONSOL is a Pittsburgh-based integrated energy company with a focus on natural gas exploration and production, as well as coal production. CONSOL's natural gas operations are focused on the major shale formations of the Appalachian Basin, including the Marcellus Shale and Utica Shale. CONSOL deploys an organic growth strategy focused on developing its resource base. CONSOL’s coal operations, which are also in the Appalachian Basin, consist of mining, preparation and marketing of thermal coal primarily to power generators. CONSOL is listed on the NYSE under the symbol “CNX”.

Noble Energy is a global independent oil and natural gas exploration and production company with a diverse resource base. In addition to its operations in the Marcellus Shale, Noble Energy has positions in three other premier unconventional U.S. onshore plays: the Denver-Julesburg Basin in Colorado; the Eagle Ford Shale in South Texas; and the Delaware Basin in West Texas. In addition to these onshore plays, Noble Energy also holds positions in three premier conventional offshore plays: the U.S. Gulf of Mexico; the Eastern Mediterranean; and in West Africa. Noble Energy is listed on the NYSE under the symbol “NBL”.

CONSOL and Noble Energy each own a 50% interest in CONE Gathering, which owns our general partner as well as noncontrolling limited partner interests in two of our operating subsidiaries. Through our ownership of all of the outstanding general partner interests in our operating subsidiaries, the Partnership has voting control over, and the exclusive right to manage, the day-to-day operations, business and affairs of our midstream systems. CONE Gathering retained noncontrolling interests in our operating subsidiaries that are subject to our right of first offer. Following our purchase of the remaining 25% noncontrolling interest in the Anchor Systems, which include our most developed systems, we now own a 100% controlling interest in the Anchor Systems. CONE Gathering’s continued ownership of a 95% noncontrolling interest in each of the Growth Systems and the Additional Systems allows us to integrate the development and operation of these systems into our existing operations while allowing our Sponsors, through their ownership of CONE Gathering, to bear responsibility for funding the substantial majority of the initial development of these systems, thereby reducing our share of capital expenditures and borrowings associated with expansion of these systems in the short term.

CONE Gathering’s retention of ownership interests in the Growth Systems and the Additional Systems, combined with our right of first offer on those interests, may provide opportunities for us to grow our distributable cash flow through a series of acquisitions of these retained interests over time. However, CONE Gathering is under no obligation to offer to sell us any assets (including our right of first offer assets, unless and until it otherwise intends to dispose of such assets), and we are under no obligation to buy any assets from CONE Gathering. In addition, we do not know when or if CONE Gathering will make any offers to sell assets to us. Please read “Right of First Offer Assets” beginning on page 13.

Dissolution of Our Sponsors’ Upstream Joint Venture

On September 30, 2011, CONSOL and Noble Energy entered into a Joint Development Agreement (“JDA”) and related ancillary agreements governing their joint exploration and development of their combined acreage in the Marcellus Shale, which comprised an area of mutual interest (“AMI”) that covered portions of 28 counties in West Virginia and 19 counties in Pennsylvania and included over 26,000 square miles (the "Co-Owned Properties"). Pursuant to the JDA, each of our Sponsors owned an undivided 50% working interest in the jointly owned Marcellus Shale acreage, and under the JDA, any other oil and natural gas interests covering the Marcellus Shale within the AMI that became jointly owned by CONSOL and Noble Energy would have automatically become part of the upstream acreage.  In addition, prior to September 2036, both CONSOL and Noble Energy were required to offer the other party the right to participate in any acquisition of oil and natural gas interests within the AMI that covered at least the Marcellus Shale. To provide for the coordinated drilling and development of this upstream acreage, the JDA covered, among other things, our Sponsors’ obligations as operators of their respective areas, the allocation of costs between our Sponsors, an area of mutual interest and the establishment of a drilling and development program. The JDA provided that CONSOL would operate and develop the eastern, or the dry gas, portion of the upstream acreage, and Noble Energy would operate and develop the western, or the wet gas, portion of the upstream acreage.
On December 1, 2016, our Sponsors consummated an Exchange Agreement (the “Exchange Agreement”), pursuant to which, effective as of October 1, 2016, the JDA was terminated and CONSOL and Noble Energy separated their Marcellus Shale AMI into two separate operating areas.  Under the Exchange Agreement, CNX Gas Company LLC, a wholly owned subsidiary of CONSOL (“CNX Gas”), and Noble Energy exchanged certain jointly owned oil and gas properties and related assets that were previously subject to the JDA. Among other things, under the Exchange Agreement, CNX Gas transferred its interests in certain of the Co-Owned Properties to Noble Energy, and Noble Energy transferred its interests in the remaining Co-Owned Properties to CNX Gas. Following consummation of the Exchange Agreement, each of CNX Gas and Noble Energy now owns 100% of their respective upstream interests in the Marcellus Shale.
To support the growth of their respective upstream interests in the Marcellus Shale, our Sponsors have invested over $850.0 million in our midstream assets since September 2011, which includes their portion of spending as a limited partner in the Partnership. In addition, each of our Sponsors maintains freshwater infrastructure and systems that distribute freshwater from regional water sources for its well completion operations in the Marcellus Shale. These systems consist of a combination of permanent buried pipelines, portable surface pipelines and freshwater storage facilities, as well as pumping stations to transport the freshwater throughout the pipeline networks. We believe that our Sponsors' existing long-term contractual commitments for Marcellus Shale processing capacity and long-haul firm transportation will help minimize disruptions to their drilling and development plans that might otherwise exist as a result of insufficient outlets for growing production.

Our Acreage Dedication

As of December 31, 2016, our existing dedicated acreage covered approximately 515,000 aggregate net acres, subject to the release provisions set forth in our gas gathering agreements. Our Sponsors have drilled 537 gross horizontal wells, of which 73 remain uncompleted, on such acreage since January 1, 2011, and had approximately 3,700 combined potential new drilling locations on such acreage at December 31, 2016. Improvements in drilling and completion technology are allowing fewer wells to be drilled on the same footprint while rendering greater resource potential as compared to our Sponsors' estimates at the time of our IPO. Accordingly, our Sponsors now determine potential drilling locations in the Marcellus Shale based on the assumption that each well is drilled with a 7,000 foot lateral within a 120-acre spacing unit (as opposed to a 5,000 foot lateral/86-acre assumption at the time of the IPO). In order to determine the number of drilling locations at December 31, 2016, our Sponsors divided the total net acres in our dedicated acreage by the number of acres in each spacing unit (120 acres). The number of, and timing with respect to, the potential locations that each of our Sponsors may drill will depend on numerous factors (some of which are beyond their control), including anticipated lateral length, geologic conditions and economic factors.

Our gathering agreements with CNX Gas and Noble Energy (each as described below) also provide that, in addition to our existing dedicated acreage, any future acreage covering the Marcellus Shale formation that is acquired by CNX Gas or Noble Energy, respectively, in an area that covers over 7,700 square miles in West Virginia and Pennsylvania, which we refer to as the “dedication area,” and that is not subject to a pre-existing third-party commitment will automatically be dedicated to us for natural gas midstream services, subject to the release provisions set forth in each agreement. Prior to terminating their upstream joint venture, our Sponsors made several key acquisitions in the dedication area which increased our existing dedicated acreage. For example, prior to the Exchange Agreement, our Sponsors entered into farmout agreements for approximately 88,000 contiguous net acres in the Central West Virginia area and acquired approximately 9,000 contiguous net acres in the Pittsburgh International Airport area, all of which have been dedicated to us.

In addition to our existing dedication acreage and any potential future dedicated acreage, we have also been granted rights of first offer ("ROFO") by each of CNX Gas and Noble Energy to provide midstream services on their respective ROFO acreage, which currently includes approximately 186,000 aggregate net acres of CNX Gas’ and Noble Energy’s combined existing Marcellus Shale acreage that is not currently dedicated to us, along with any future acreage covering the Marcellus Shale formation that is acquired by CNX Gas or Noble Energy, as applicable, in an area that covers over 18,300 square miles in West Virginia and Pennsylvania, which we refer to as the “ROFO area,” and that is not subject to a pre-existing third-party commitment.
Our Gathering Agreements

Upon consummation of the Exchange Agreement, we entered into new fixed-fee gathering agreements with each of CNX Gas and Noble Energy that replaced the gathering agreements that had been in place since the IPO. In addition to incorporating changes related to the Sponsors' termination of their upstream joint venture and JDA, the new gathering agreements provide more clarity on each Sponsor's acreage dedication to the Partnership and related releases and allow each Sponsor to independently advance its own development program. We also anticipate that the new gathering agreements will simplify the decision making process relating to the Partnership's ability to gather third party gas.

Under the new gathering agreements, the fees we receive for gathering services (which are outlined below), will generally remain the same as under the prior gathering agreements, and our Sponsors will continue to dedicate all of their existing Marcellus Shale acres in the dedication area to us for natural gas midstream services and to dedicate their existing Marcellus Shale acreage in the Moundsville area (Marshall County, West Virginia), the Pittsburgh International Airport area and the Majorsville area (Marshall County, West Virginia and Greene and Washington Counties, Pennsylvania) to us for condensate gathering and handling services. In addition, our Sponsors will continue to dedicate certain coal bed methane wells, certain horizontal wells drilled in the Upper Devonian formation and the acreage associated with such wells to us for natural gas midstream services. All such dedications remain subject to the release provisions set forth in each gas gathering agreement, as described below.

Under the gathering agreements that were in place from the date of the IPO through November 30, 2016, we received a fee based on the type and scope of the midstream services we provided, summarized as follows:

•	For the services we provided with respect to natural gas that did not require downstream processing, or dry gas, we received a fee of $0.41 per MMBtu in 2016.

•
For the services we provided with respect to the natural gas that required downstream processing, or wet gas, we received a fee of $0.282 per MMBtu in the Moundsville (Marshall County, West Virginia) and Pittsburgh International Airport areas and $0.564 per MMBtu for all other areas in the dedication area in 2016.

•	For condensate services we received a fee of $5.125 per Bbl in the Majorsville area and $2.563 per Bbl in the Moundsville area in 2016.
Under the new gathering agreements, which became effective as of December 1, 2016, we continue to receive a fee based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we will receive a fee of $0.42 per MMBtu in 2017.

•	For the services we provide with respect to the natural gas that requires downstream processing, or wet gas, we will receive:

◦	a fee of $0.289 per MMBtu in 2017 in the Moundsville area (Marshall County, West Virginia);

◦	a fee of $0.289 per MMBtu in 2017 in the Pittsburgh International Airport area; and

◦	a fee of $0.578 per MMBtu in 2017 for all other areas in the dedication area.

•
For the services we provide to each of our Sponsors with respect to natural gas from the Utica Shale formation, we will receive a weighted average rate of $0.22 per MMBtu in 2017, which is consistent with the fees charged to date.

•	For 2017, our fee for condensate services will be $5.25 per Bbl in the Majorsville area and $2.627 per Bbl in the Moundsville area.

Under the new gathering agreements, each of the foregoing fees will escalate by 2.5% on January 1 of each year, beginning on January 1, 2018. Notwithstanding the foregoing, from time to time, each of our Sponsors may request rate reductions under certain circumstances, which are reviewed by the board of directors of our general partner, with oversight, as our board of directors deems necessary, by our conflicts committee. No rate reduction arrangements are currently active.
Under the new gathering agreements, we will continue to gather, compress, dehydrate and deliver all of our Sponsors’ dedicated natural gas in the Marcellus Shale on a first-priority basis and to gather, inject, stabilize and store all of our Sponsors’ dedicated condensate on a first-priority basis, with the exception of the following:

•
until December 1, 2018, CNX Gas will receive first-priority service in our Majorsville system with respect to a certain volume of production (revised bi-annually) and any excess production will receive second-priority service; and

•
until December 1, 2018, Noble Energy will receive first-priority service in our McQuay system with respect to a certain volume of production (revised bi-annually) and any excess production will receive second-priority service.

Each of our Sponsors provides us with quarterly updates on its drilling and development operations, which include detailed descriptions of the drilling plans, production details and well locations for the following 24 months and a three to ten year plan that includes more general development plans. In addition, we regularly meet with our Sponsors to discuss our current plans to timely construct the necessary facilities to be able to provide midstream services to them on our dedicated acreage. In the event that we do not perform our obligations under a gathering agreement, CNX Gas or Noble Energy, as applicable, will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication discussed below and indemnification from us.

In addition to the natural gas and condensate that is produced from the dedicated acreage, each of our Sponsors may elect to dedicate non-Marcellus Shale properties located in the dedication area to us in which the Sponsor has an interest. If a Sponsor elects to dedicate any such property, then that Sponsor will propose a fee for the associated midstream services we would provide. So long as the proposed fee generates a rate of return consistent with the Sponsor’s existing gathering agreement on both incremental capital and operating expense associated with any expenditures necessary to gather gas from such property, any midstream services that we agree to provide will be on a second priority basis; second only to the first priority basis afforded to each of our Sponsors on their respective dedicated production. Throughput that we currently gather from Utica Shale wells operated by either one of our Sponsors is addressed in the new gathering agreements.

Our gathering agreements provide that if we fail to timely complete the construction of the facilities necessary to provide midstream services to a Sponsor's dedicated acreage or have an uncured default of any of our material obligations that has caused an interruption in our services to a Sponsor for more than 90 days, the affected acreage will be permanently released from our dedication. Also, after the third anniversary of each gathering agreement (December 1, 2019), if CNX Gas or Noble Energy, as applicable, drills a well that is located more than a certain distance from a connection to our current gathering system (and is not to be serviced by our gathering systems as reflected in the then-existing gathering system plan) and a third-party gatherer offers a lower cost of service, and such Sponsor elects to utilize the third-party gatherer, then the acreage associated with such well will be permanently released from our dedication. Any permanent releases of our Sponsors’ acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements also provide that in certain situations, such as an uncured default of any of our material obligations under the gathering agreement for more than 45 days but less than 90 days, our dedicated acreage can be temporarily released from our dedication. In addition, if we interrupt or curtail the receipt of a Sponsor's gas under certain conditions for a period of five consecutive days or more than seven days within any consecutive two week period, then the applicable Sponsor can temporarily release from the dedication under its gathering agreement the affected volumes for a period lasting until the first day of the month following 30 days after our notice to the Sponsor that the interruption or curtailment has ended. Although there have not been any such instances to date, any temporary releases of acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

While our gathering agreements run with the land and, subject to the exceptions described therein, are binding upon the transferee of any of our dedicated acreage, the agreements provide that each of our Sponsors may divest up to 25,000 net acres of its dedicated acreage (plus or minus the net of acreage acquired or divested within the dedicated area since our IPO) free of the dedication to us. The amount of net acreage that may be divested by each Sponsor free of the dedication will be increased by the amount, if any, of the net acreage acquired (or deemed to be acquired) by such Sponsor in the dedication area that will become automatically dedicated to us. For purposes of determining if acreage can be released free and clear of the dedications under our gathering agreements, the actual net acreage divested or acquired may be adjusted upwards or downwards based on the geographic location of such net acreage, the timing of the respective divestiture or acquisition and certain other conditions in the gas gathering agreements. There are no restrictions under our gathering agreements on a Sponsor’s ability to transfer acreage in the ROFO area, and any transfer of a Sponsor’s acreage in the ROFO area will not be subject to our right of first offer.

Upon completion of its initial term in 2034, each of our gathering agreements will continue in effect from year to year until such time as the agreement is terminated by either us or the Sponsor party to such agreement on or before 180 days prior written notice.

Right of First Offer Assets

In addition to the initial assets that our Sponsors, through CONE Gathering, contributed to us in connection with our IPO, CONE Gathering has granted us a right of first offer:

•
to acquire (i) CONE Gathering’s retained interests in our Growth Systems and Additional Systems, (ii) CONE Gathering’s other ancillary midstream assets and (iii) any additional midstream assets that CONE Gathering develops, before CONE Gathering sells any of those interests to any third party during the ten-year period following the completion of the IPO (the “right of first offer period”); and

•
to provide midstream services to each of our Sponsors on its portion of our ROFO acreage, which currently includes approximately 186,000 aggregate net acres of CNX Gas’ and Noble Energy’s combined existing Marcellus Shale acreage that is not currently dedicated to us, as well as any future acreage that is acquired by CNX Gas or Noble Energy, respectively, in its portion of the ROFO area and that is not subject to a pre-existing third-party commitment.

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

Third-Party Services and Commitments

Our Sponsors have entered into agreements that impact the scope of certain services we provide and the fees we charge under our gathering agreements. Although we provide all field gathering in the following areas, we do not provide compression, dehydration and condensate stabilization services with respect to (i) approximately 3,500 net acres in the Moundsville area (Marshall County, West Virginia) and (ii) approximately 9,000 net acres in the Pittsburgh International Airport area (Allegheny County, Pennsylvania). With respect to these areas, our Sponsors have contracted with third parties for the provision of such services. Accordingly, we charge our Sponsors a reduced fee for the services we provide with respect to all natural gas and condensate produced from these areas.

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

Some of the surface agreements that were transferred to us from CONE Gathering required the consent of the grantor or other holder of such rights. CONE Gathering obtained sufficient third-party consents and authorizations and provided notices required for the transfer of the assets necessary to enable us to operate our business in all material respects. With respect to any remaining consents, authorizations or notices that have not been obtained or provided, we have determined these will not have a material adverse effect on the operation of our business should the Partnership or CONE Gathering fail to obtain or provide such consents, authorizations or notices in a reasonable time frame.

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

Competition

As a result of our relationship with the Sponsors, we do not compete for the portion of the existing operations of each of our Sponsor's upstream operations for which we currently provide midstream services, and other than with respect to acreage that may be released, subject to the terms of our gas gathering agreements, we will not compete for future portions of their upstream operations that are dedicated to us pursuant to our gathering agreements. Please read “Our Gathering Agreements.” Nonetheless, our Sponsors have entered into agreements with third parties for the provision of certain midstream services. Please read “Third-Party Services and Commitments.” In addition, we face competition in attracting third-party volumes to our midstream systems, and these third parties may develop their own midstream systems in lieu of employing our assets.

Regulation of Operations

Regulation of pipeline gathering services may affect certain aspects of our business and the market for our services.

Natural Gas Gathering Pipeline Regulation

Section 1(b) of the Natural Gas Act ("NGA") exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission ("FERC") under the NGA. Although FERC has not made any formal determinations with respect to any of our facilities we consider to be gathering facilities, we believe that the natural gas gathering pipelines meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC NGA jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gas gathering facilities on a case-by-case basis, so the classification and regulation of some our gas gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility is not a gas gathering pipeline and the pipeline provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA and/or the Natural Gas Policy Act ("NGPA"). Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.

State regulation of natural gas gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. States in which we operate may adopt ratable take and common purchaser statutes, which would require our gathering pipelines to take natural gas without undue discrimination in favor of one producer over another producer or one source of supply over another similarly situated source of supply. The regulations under these statutes may have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. States in which we operate may also adopt a complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. We cannot predict whether such regulation will be adopted and whether such a complaint will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. To date, our midstream systems have not been adversely affected by recent state regulations.

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

Hydraulic Fracturing Activities

Although we do not conduct hydraulic fracturing operations, substantially all of our Sponsors’ natural gas production on our dedicated acreage is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the well completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process is typically regulated by state oil and natural gas commissions, but the U.S. Environmental Protection Agency (“EPA”) has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including, the issuance of new regulations requiring green completions for hydraulically fractured wells, emission requirements for certain midstream equipment, and an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances and Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing.

Scrutiny of hydraulic fracturing activities continues in other ways. In June 2015, the EPA issued its draft report on the potential impacts of hydraulic fracturing on drinking water and groundwater. The draft report found no systemic negative impacts from hydraulic fracturing. On December 13, 2016, the EPA released its final report on the impacts of hydraulic fracturing on drinking water. While the language was changed and included the possibility of negative impacts from hydraulic fracturing, it also included the guidance to industry and regulators on how the process can be performed safely. The Bureau of Land Management also has a rule that regulates hydraulic fracturing on federal and Indian lands, although implementation of the rule is currently stayed pending resolution of a number of legal challenges.

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

On August 16, 2012, the U.S. Environmental Protection Agency ('EPA") published final revisions to the New Source Performance Standards ("NSPS") to regulate emissions of volatile organic compounds ("VOCs") and sulfur dioxide from various oil and gas exploration, production, processing and transportation facilities. Additionally, revisions were made to the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") to further regulate emissions from the oil and natural gas production sector and the transmission and storage of natural gas. Section 111 of the CAA authorized the EPA to develop technology based standards which apply to specific categories of stationary sources. On September 18, 2015, the EPA proposed two new regulations. The first was to provide an update to the new source performance standards, or NSPS, to create new standards for the regulation of methane and volatile organic compounds ("VOCs") emission sources. This proposed rule includes requirements for new fugitive emission and leak detection and reporting requirements. The second was to propose the Source Determination Rule which would clarify the use of the term “adjacent” in determining Title V air permitting requirements as they apply to the oil and natural gas industry for major sources of air emissions. On June 3, 2016, the EPA finalized updates to the final NSPS that created new standards for the regulation of methane and VOC emission sources and published the final Source Determination Rule which clarified the use of the term "adjacent" in determining Title V air permitting requirements as they apply to the oil and natural gas industry for major sources of air emissions. On August 1, 2016 the updates to the NSPS were challenged in the District of Columbia Circuit Court of Appeals industry and state associations and a request for administrative reconsideration was also filed. Additionally, 15 states have filed suit and asked the Court of Appeals to review the need for the changes.

In October 2015, the EPA lowered the primary and secondary National Ambient Air Quality Standards ("NAASQ") for ozone. This rule has resulted in additional areas being in non-attainment with federal standards, which could result in us being required to install additional control equipment and restrict operations. Several federal NSPS and NESHAP, and analogous state law requirements, also apply to our facilities and operations. These applicable federal and state standards impose emission limits and operations limits as well as detailed testing, recordkeeping and reporting requirements on the facilities subject to these regulations.

On December 29, 2015 the Pennsylvania Environmental Hearing Board ("PAEHB") rendered a decision regarding an appeal filed by National Fuel Gas Midstream Corp of an air permit issued by the PA Department of Environmental Protection ("PADEP"). In that decision, the PAEHB found that the PADEP had properly aggregated emission sources from NFG’s midstream facilities and wells of Seneca Resources Corp. The decision also expanded the definition of “common control” and broadened the notion of “contiguous and adjacent”. This decision was subsequently appealed to the Pennsylvania Commonwealth Court and is awaiting a final decision. If the standard goes into effect without any changes, it may have negative impacts on our pending permit applications and could result in determinations that our facilities are major sources of air pollution which could trigger additional permitting and controls.

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

Climate Change
The EPA has adopted regulations under existing provisions of the Clean Air Act that establish Prevention of Significant Deterioration, or PSD, pre-construction permits, and Title V operating permits for greenhouse gas ("GHG') emissions from certain large stationary sources. Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions established by the states or, in some cases, by the EPA on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities, which was recently amended to include gathering and boosting systems and blowdowns of natural gas transmission pipelines.

Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. In December 2015, the United National Climate Change Conference was held and an agreement was reached between the countries participating in the conference, including the United States, to limit global warming to less than two degrees Celsius compared to pre-industrial levels. This agreement, known as the Paris Agreement, calls for zero net anthropogenic greenhouse gas emissions to be reached during the second half of the 21st century. On September 3, 2016, the United States formally joined the Paris Agreement by submitting a plan of compliance to the United Nations, which could have an adverse effect on our business.

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

Employees
The officers of our general partner manage our operations and activities. All of the employees required to conduct and support our operations are employed by CONSOL and are subject to the operational services agreement between us, our general partner and CONSOL. As of December 31, 2016, CONSOL employed approximately 100 people that provide direct support to our operations pursuant to the operational services agreement. In addition, certain officers of our general partner, including our Chief Executive Officer and our General Counsel, are employed by Noble Energy.  Consideration for the general and administrative services provided by such officers is subject to the terms of our omnibus agreement. Our general partner is also party to an employee secondment agreement with Noble Energy, pursuant to which an employee of Noble Energy is seconded to us to provide investor relations and similar functions. Under this agreement, we reimburse Noble Energy for the salary, benefits, insurance, payroll taxes and other employment expenses related to the seconded employee.

Offices
Our principal offices are located at 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317.
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

Financial Information about Segments
Please read Item 8, Note 14 - Segment Information, for financial information by business segment including, but not limited to, gathering revenue - related party, net income (loss), and total assets, which information is incorporated herein by reference.

Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Available Information
Our website is www.conemidstream.com. We make our periodic reports and other information filed with or furnished to the U.S. Securities and Exchange Commission, or SEC, available, free of charge, on our website under “Investor Relations - View SEC Filings,” as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information on our website or any other website is not incorporated by reference into this annual report and does not constitute a part of this annual report.
Also posted on our website under “Corporate Governance”, and available in print upon request made by any unitholder to the Investor Relations department, are our audit committee charter and copies of our Code of Ethics, Corporate Governance Guidelines and Whistle Blower policy. Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.

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

Risks Related to Our Business

Our Sponsors currently account for all of our revenue. If either or both of our Sponsors change their business strategies, alter their current drilling and development plans on our dedicated acreage, release portions of their dedicated acreage, as permitted by the terms the gas gathering agreements, or otherwise significantly reduce the volumes of natural gas and condensate transported through our gathering systems, our revenue would decline and our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be materially and adversely affected.
As we currently derive all of our revenue from our gathering agreements with our Sponsors, any event, whether in our dedicated acreage or elsewhere, that materially and adversely affects either or both of CONSOL’s or Noble Energy’s business strategies with respect to drilling on and development of our dedicated acreage or their financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of our Sponsors, the most significant of which include the following:

•	a reduction in or slowing of our Sponsors’ drilling and development plans on our dedicated acreage;

•	a reduction in, or curtailment of, production from existing wells on our dedicated acreage;

•
the extreme volatility of natural gas, NGL and crude oil prices, which could have a negative effect on our Sponsors’ drilling and development plans on, or levels of existing production from, our dedicated acreage or our Sponsors' ability to finance their operations and drilling and exploration costs on our dedicated acreage;

•	the availability of capital on an economic basis to fund exploration and development activities of our Sponsors;

•	drilling and operating risks, including potential environmental liabilities, associated with our Sponsors’ operations on our dedicated acreage;

•	downstream processing and transportation capacity constraints and interruptions, including the failure of our Sponsors to have sufficient contracted processing or transportation capacity; and

•	adverse effects of increased or changed governmental and environmental regulation.

In addition, we are indirectly subject to the business risks of our Sponsors generally and other factors, including:

•	our Sponsors’ financial condition, credit ratings, leverage, market reputation, liquidity and cash flows;

•	the ability of our Sponsors to maintain or replace their reserves;

•	adverse effects of governmental and environmental regulation on our Sponsors’ upstream operations; and

•	losses from pending or future litigation.
Further, we have no control over our Sponsors’ business decisions and operations, and our Sponsors are under no obligation to adopt business strategies that are favorable to us. We are subject to the risk of non-payment or non-performance by our Sponsors, including with respect to our gathering agreements, which do not contain minimum volume commitments. In addition, our gas gathering agreements permit our Sponsors to release portions of their acreage from dedication, subject to the terms of the agreements. We cannot predict the extent to which our Sponsors’ businesses will be impacted if conditions in the energy industry deteriorate nor can we estimate the impact such conditions will have on the ability of our Sponsors to execute their drilling and development plans on our dedicated acreage or to perform under our gathering agreements.
Global energy commodity prices may fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile. Lower commodity prices reduce our Sponsors’ cash flows and may affect their borrowing ability. Our Sponsors may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in their reserves as existing reserves are depleted. Lower commodity prices may also reduce the amount of natural gas, NGLs and oil that our Sponsors can produce economically. If commodity prices further decrease, a significant portion of our Sponsors’ exploitation, development and exploration projects on our dedicated acreage could become uneconomic. This may result in our Sponsors having to make significant downward adjustments to their estimated proved reserves on our dedicated acreage. As a result, a substantial or extended decline in commodity prices may materially and adversely affect either or both of our Sponsors’ future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.
Any material non-payment or non-performance by either CONSOL or Noble Energy under our gathering agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders at the expected rate or at all. Each of our gathering agreements with our Sponsors has an initial term ending in 2034, and there is no guarantee that we will be able to renew or replace those gathering agreements on equal or better terms upon their expiration. Our ability to renew or replace our gathering agreements with our Sponsors following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our competitors and our Sponsors.

Under our Sponsors’ gathering agreements, our Sponsors may transfer their leasehold, working and mineral fee interests in their dedicated acreage.

Our Sponsors may transfer their leasehold, working and mineral fee interests in, or grant an overriding royalty interest, production payment, net profits interest or other similar interest in their dedicated acreage. Each of our Sponsors continually evaluates how to enhance its upstream portfolio, including its holdings in the Marcellus Shale and could sell, exchange, farm-out or otherwise dispose of all of, or an undivided interest in, its Marcellus Shale holdings as part of these enhancement efforts. If either of our Sponsors transfers all or an undivided portion of its interests in the future, its economic interest in developing the dedicated acreage could decrease, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

In order to support the payment of the minimum quarterly distribution of $0.2125 per unit per quarter, or $0.85 per unit on an annualized basis, we must generate distributable cash flow of approximately $13.8 million per quarter, or approximately $55.1 million per year, based on the current number of common units and subordinated units and the general partner interest outstanding as of December 31, 2016. We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather, compress and dehydrate, the volume of condensate we gather and treat and the fees we are paid for performing such services;

•
the effects of changes in market prices of natural gas, NGLs and crude oil on our Sponsors’ drilling and development plans on our dedicated acreage and the volumes of natural gas and condensate that are produced on our dedicated acreage;

•	our Sponsors’ ability to fund their drilling and development plans on our dedicated acreage;

•	capital expenditures necessary for us to maintain and build out our midstream systems to gather natural gas and condensate from our Sponsors’ new well completions on our dedicated acreage;

•	the levels of our operating expenses, maintenance expenses and general and administrative expenses;

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

We have no control over our Sponsors’ or other producers’ levels of development and completion activity in our area of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over our Sponsors or other producers or their exploration and development decisions, which may be affected by, among other things:

•	prevailing and projected natural gas, NGL and crude oil prices, which are extremely volatile;

•	demand for natural gas, NGLs and crude oil;

•
changes in the strategic importance our Sponsors assign to development in the Marcellus Shale area as opposed to other plays they may consider core to their businesses, which could adversely affect the financial and operational resources either or both of our Sponsors are willing to devote to development in our areas of operations;

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

Due to these and other factors, even if reserves are known to exist in areas served by our midstream systems, our Sponsors or other producers may choose not to develop those reserves. If our Sponsors or other producers choose not to develop their reserves, or they choose to slow their development rate, in our areas of operation, they will have no need to dedicate such additional acreage and associated reserves to our midstream systems and the pace of such additional dedications will be below anticipated levels. In addition, our gas gathering agreements permit our Sponsors to release portions of their acreage from dedication, subject to the terms of the agreements. Our inability to obtain additional dedications of acreage resulting from reductions in development activity, coupled with the natural decline in production from, or releases of, our current dedicated acreage, would result in our inability to maintain the then current levels of throughput on our midstream systems, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements do not include minimum volume commitments.

Although we have obtained acreage dedications from each of our Sponsors, our gathering agreements do not include minimum volume commitments that would protect us against volumetric risks associated with lower-than-forecast volumes flowing through our gathering systems. Our Sponsors do not have contractual obligations to us to develop their properties in the areas covered by our acreage dedications, and they may determine that it is more attractive to direct their capital spending and resources to other areas. A decrease in our Sponsors' capital spending and development of reserves in the areas covered by our acreage dedications could result in reduced volumes serviced by us and a material decline in our revenues and cash flows. Any decrease in the current levels of throughput on our gathering systems could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements with our Sponsors provide for the release of dedicated acreage in certain situations and provide each of our Sponsors the ability to divest certain of its dedicated acreage free of the dedication to us.

Our gathering agreements provide that if we fail to timely complete the construction of the facilities necessary to provide midstream services to a Sponsor's dedicated acreage or have an uncured default of any of our material obligations that has caused an interruption in our services to a Sponsor for more than 90 days, the affected acreage will be permanently released from our dedication. Also, after the third anniversary of each gathering agreement (December 1, 2019), if CNX Gas or Noble Energy, as applicable, drills a well that is located a certain distance from a connection to our current gathering system (and is not to be serviced by our gathering systems as reflected in the then-existing gathering system plan) and a third-party gatherer offers a lower cost of service, and such Sponsor elects to utilize the third-party gatherer, then the acreage associated with such well will be permanently released from our dedication. Any permanent releases of our Sponsors’ acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements also provide that in certain situations, such as an uncured default of any of our material obligations that has caused an interruption in our services for more than 45 days but less than 90 days, our dedicated acreage can be temporarily released from our dedication. Any temporary releases of acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

While our gathering agreements run with the land and, subject to the exceptions described herein, are binding on a transferee of any of our dedicated acreage, the agreements provide that each of our Sponsors may divest up to 25,000 net acres of its dedicated acreage (plus or minus the net of acreage acquired or divested within the dedicated area since our IPO) free of the dedication to us. The amount of net acres that may be divested by each Sponsor free of the dedication will be increased by the amount, if any, of the net acreage acquired (or deemed to be acquired) by such Sponsor in the dedication area that will become automatically dedicated to us. For purposes of determining if acreage can be released free and clear of the dedication under our gathering agreements, the actual net acreage divested or acquired may be adjusted upwards or downwards based on the geographic location of such net acreage, the timing of the respective divestiture or acquisition and certain other conditions in our gathering agreements. Additionally, there are no restrictions under our gathering agreements on a Sponsor’s ability to transfer acreage in the ROFO area, and any transfer of a Sponsor’s acreage in the ROFO area will not be subject to our right of first offer. Any transfer of acreage free from the dedication to us or our right of first offer could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Certain of our dedicated acreage is either not held by production by our Sponsors or has not yet been earned by our Sponsors.

Certain of our dedicated acreage is either not held by production or has yet to be earned by CNX Gas or Noble Energy, as applicable, under farmout agreements to which they are parties. As of December 31, 2016, approximately one-fifth of our dedicated acreage was not held by production or was yet to be earned by our Sponsors. With respect to dedicated acreage that is not held by production, if the applicable Sponsor does not timely meet the drilling obligations specified in the underlying leases, then the leases will terminate and will no longer be subject to our dedication. With respect to the dedicated acreage that is yet to be earned by our Sponsors under certain farmout agreement, if the applicable Sponsor does not meet its drilling obligations to earn the acreage subject to the farmout agreement prior to the termination of the farmout agreement, then it will have no further rights to earn any acreage that it has not previously earned under the farmout agreement. Also, if the counterparty to a farmout agreement becomes insolvent or bankrupt, then the farmout agreement may be deemed an executory contract that may be discharged in a bankruptcy proceeding. If our Sponsors do not timely meet the drilling obligations specified in the leases not held by production or do not earn all of the acreage subject to the farmout agreements prior to the termination of the farmout agreements or if our Sponsors’ farmout agreements are discharged, the affected acreage will no longer be dedicated to us, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

We may not be able to make attractive offers to our Sponsors on our ROFO acreage.

Each of our Sponsor is required to allow us to make a first offer to provide midstream services on existing upstream acreage that is not currently dedicated to us or a third party, which, as of December 31, 2016, covered, in the aggregate, approximately 186,000 net acres, and any future acreage that is acquired by CNX Gas or Noble Energy, as applicable, in the ROFO area. Neither of our Sponsors is under any obligation to accept an offer we make on this acreage, even if we submit the most attractive bid it receives. In addition, another midstream service provider may be able to make a more attractive offer, whether because they have existing infrastructure on or around this acreage or otherwise. Any rejection by one of our Sponsors of any offer on this acreage could adversely affect our organic growth strategy or our ability to maintain or increase our cash distribution level.

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

Portions of our gathering systems pass over coal mines. Activities related to the use and expansion of our gathering systems have historically, and may continue to, be affected by mine subsidence. Under the terms of the omnibus agreement between us, our general partner, CONE Gathering and our Sponsors, CONE Gathering has agreed to indemnify us for a period of four years following our IPO against costs or losses arising out of mine subsidence. However, after the four-year period, we may be liable for any costs or losses arising out of or attributable to mine subsidence. For the year ended December 31, 2016, we incurred mine subsidence costs related to the expansion of our systems of approximately $0.3 million that were reimbursed to us by CONE Gathering. We cannot predict the amount of any costs or losses associated with mine subsidence that may impact our assets after the term of the indemnification provided in the omnibus agreement. Mine subsidence costs and losses that we incur and for which we cannot seek indemnification could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

We may be unable to grow by acquiring the noncontrolling interests in our operating subsidiaries owned by CONE Gathering, which could limit our ability to increase our distributable cash flow.

Part of our strategy for growing our business and increasing distributions to our unitholders is dependent upon our ability to make acquisitions that increase our distributable cash flow. Part of the acquisition component of our growth strategy is based upon our expectation of future divestitures by CONE Gathering to us of portions of its remaining, noncontrolling interests in our operating subsidiaries. We have only a right of first offer pursuant to our omnibus agreement to purchase the noncontrolling interests in our operating subsidiaries retained by CONE Gathering. CONE Gathering is under no obligation to offer to sell us additional assets (including our right of first offer assets), unless and until it otherwise intends to dispose of such assets, and we are under no obligation to buy any additional assets from CONE Gathering. We may never purchase all or a portion of the non-controlling interests in our operating subsidiaries for several reasons, including the following:

•	CONE Gathering may choose not to sell these noncontrolling interests;

•	we may not make offers for these noncontrolling interests;

•	we and CONE Gathering may be unable to agree to terms acceptable to both parties;

•	we may be unable to obtain financing to purchase these non-controlling interests on acceptable terms or at all; or

•
we may be prohibited by the terms of our debt agreements (including our credit facility) or other contracts from purchasing some or all of these noncontrolling interests, and CONE Gathering may be prohibited by the terms of its debt agreements or other contracts from selling some or all of such noncontrolling interests. If we or CONE Gathering must seek waivers of such provisions or refinance debt governed by such provisions in order to consummate a sale of these noncontrolling interests, we or CONE Gathering may be unable to do so in a timely manner or at all.

We do not know when or if all or any portion of such noncontrolling interests will be offered to us for purchase, and we can provide no assurance that we will be able to successfully consummate any future acquisition of all or any portion of such noncontrolling interests in our operating subsidiaries. Furthermore, if CONE Gathering reduces its ownership interest in us, it may be less willing to sell to us its remaining noncontrolling interests in our operating subsidiaries. In addition, except for our rights of first offer, there are no restrictions on CONE Gathering’s ability to transfer its noncontrolling interests in our operating subsidiaries to a third party. If we do not acquire all or a significant portion of the noncontrolling interests in our operating subsidiaries held by CONE Gathering, our ability to grow our business and increase our cash distributions to our unitholders may be significantly limited.

If third-party pipelines or other midstream facilities interconnected to our gathering systems become partially or fully unavailable, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.

Our assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of third-party pipelines, processing and fractionation plants, compressor stations and other midstream facilities is not within our control. These third-party pipelines, processing and fractionation plants, compressor stations and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, changes to operating conditions, delivery or receipt parameters, unavailability of firm transportation, lack of operating capacity, force majeure events, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. If any such increase in costs occurs or if any of these pipelines or other midstream facilities becomes unable to receive or transport natural gas, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.

To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.

In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of growth capital expenditures associated with our 100%, 5% and 5% controlling interests in our Anchor Systems, Growth Systems and Additional Systems, respectively, or to purchase or construct new midstream systems. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional common units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Also, due to our relationships with our Sponsors, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to the financial condition of our Sponsors or adverse changes in the credit ratings of our Sponsors. Any material limitation on our ability to access capital as a result of such adverse changes to a Sponsor could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes affecting one or both of our Sponsors could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, or could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

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

Our $250.0 million revolving credit facility limits our ability (subject to certain exceptions) to, among other things:

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

Our gathering and transportation operations are exempt from regulation by FERC under the NGA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. Although FERC has not made any formal determinations with respect to any of our facilities we consider to be gathering facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation. FERC determines whether facilities are gas gathering facilities on a case-by-case basis, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA and/or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows.

Other FERC regulations may indirectly impact our businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, may indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1,973,970 per day for each violation. Violations of the NGA or the NGPA could also result in administrative and criminal remedies and the disgorgement of any profits associated with the violation.

State regulation of natural gas gathering facilities pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation. Other state regulations may not directly apply to our business, but may nonetheless affect the availability of natural gas for purchase, compression and sale.

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

The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Effective October 25, 2013, PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2.0 million for a related series of violations. Effective August 1, 2016, these penalties were adjusted for inflation and increased to $205,638 per day with a maximum of $2,056,380 for a series of violations. Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines. PHMSA has also published advanced notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to extend the integrity management program requirements to additional types of facilities, such as gathering pipelines and related facilities. In October 2015, PHMSA proposed changes to its hazardous liquid pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all hazardous liquid gathering lines and gravity lines, including pipelines that are currently exempt from PHMSA regulations. PHMSA issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on natural gas and hazardous liquid pipeline operators. Additionally, in 2012, PHMSA issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure, which could result in additional requirements for the pressure testing of pipelines or the reduction of maximum operating pressures to verifiable pressures. The adoption of regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Business — Regulation of Operations — Pipeline Safety Regulation” under Item 1 of Part I of this annual report.

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

In 2013, the EPA issued a draft report entitled Connectivity of Streams and Wetlands to Downstream Waters, which affects a proposed rulemaking that would expand the scope of the Clean Water Act ("CWA") to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal Waters of the U.S ("WotUS"). On June 29, 2015 EPA published the final WotUS rule but a federal appeals court stayed implementation of the rule in October 2015 as legal challenges to the rule are considered. In January 2017, the U.S. Supreme Court agreed to decide whether the federal court of appeals or federal district courts have jurisdiction. A decision is expected later in calendar 2017. If the EPA is allowed to move forward with implementation of the final rule, or if states make any similar changes to their regulatory programs, this could lead to additional mitigation costs and severely limit our and our Sponsors’ operations.

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

The EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that emit GHGs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore oil and gas production sources in the U.S. on an annual basis, which was expanded in October 2015 to include, amongst other equipment, certain gathering and boosting activities and transmission pipelines. We monitor and file annual required reports for the GHG emissions from our operations in accordance with the GHG emissions reporting rule.

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

As part of the Obama administration’s initiative to reduce methane emissions from the oil and gas industry, in May 2016, the EPA finalized regulations that establish new controls for emissions of methane and volatile organic compounds from the oil and gas sector. The Bureau of Land Management also finalized regulations intended to update standards to reduce venting and flaring from oil and gas production on public lands in November 2016. Although it is not possible at this time to predict how state or federal legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the natural gas we gather.

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

Most of the land on which our midstream systems have been constructed is not owned in fee by us. Most of our pipelines and facilities are located on properties that are held by surface use agreements, rights-of-way or other easement rights. We are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way or otherwise, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

We are managed and operated by the board of directors and executive officers of our general partner. Our general partner has no employees and relies on the employees of CONSOL and certain employees of Noble Energy to conduct our business and activities.

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

Assuming an outstanding balance on the revolving credit facility of $167.0 million, an increase of one percentage point in the interest rates would have resulted in an increase in interest expense during 2016 of $1.7 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

Terrorist attacks or cyber-attacks could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks or cyber-attacks may significantly affect the energy industry, and economic conditions, including our operations and those of our customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States due to coordinated physical and cyber-attacks intended to disable elements of the power grid or deny electricity and energy resources to specific targets, such as government or business centers, military installations or other infrastructure. The increased computerization of control rooms, substations and other equipment and devices used to manage power grids, oil and natural gas plants, refineries and pipelines has increased the risk of cyber-attacks on energy-related infrastructure. At the same time, attempts to infiltrate the energy sector are growing more frequent. During the period from October 2011 through May 2012, the U.S. Department of Homeland Security’s Industrial Control Systems Cyber Emergency Response Team (the “ICS-CERT”) responded to 198 cyber incidents across all critical infrastructure sectors, of which 41% occurred in the energy sector. During the period from October 2012 through May 2013, the ICS-CERT responded to over 200 incidents across all critical infrastructure sectors, of which 53% occurred in the energy sector. Our insurance may not protect us against such occurrences.
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

As of December 31, 2016, our Sponsors owned an aggregate 66.9% limited partner interest in us. Our Sponsors, through their ownership of CONE Gathering, also collectively own a 2.0% general partner interest and own and control our general partner. In addition, CONE Gathering owns 95% noncontrolling equity interests in each of our Growth Systems and Additional Systems. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, CONE Gathering, which is owned by our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including our Sponsors, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires our Sponsors to pursue business strategies that favor us or utilize our assets, which could involve decisions by our Sponsors to increase or decrease natural gas production on our dedicated acreage, release portions of their dedicated acreage, as permitted by the terms the gas gathering agreements, pursue and grow particular markets or undertake acquisition opportunities for themselves. Each of CONSOL’s and Noble Energy’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of CONSOL and Noble Energy, respectively;

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
Our general partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. As of December 31, 2016, our Sponsors collectively owned approximately 68.3% of our total outstanding common units and subordinated units on an aggregate basis. As a result, our public unitholders have limited ability to remove our general partner.
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

As of December 31, 2016, our Sponsors collectively hold 14,221,275 common units and 29,163,121 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period. Additionally, our partnership agreement provides our Sponsors with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the market for and price of our common units.

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

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2016, our Sponsors collectively owned approximately 41.4% of our common units. At the end of the subordination period (which could occur at any time in the future), assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our Sponsors will own approximately 68.3% of our outstanding common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing U.S. federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. Further, final Treasury regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We do not believe these final regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partnership with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.
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
For a description of the Partnership's legal proceedings, see Item 8, Note 12 - Commitments and Contingencies, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY AND DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Partnership’s common units are listed on the New York Stock Exchange ("NYSE") under the symbol “CNNX.” The following table sets forth the range of high and low sales prices of the common units as reported on the NYSE and the cash distributions per unit declared on the common units during each quarter within the years ended December 31, 2016 and December 31, 2015:

	High	Low	Distributions
Year ended December 31, 2016:
Quarter ended December 31, 2016	$24.24	$17.89	$0.2630
Quarter ended September 30, 2016	$19.86	$16.03	$0.2540
Quarter ended June 30, 2016	$18.43	$12.19	$0.2450
Quarter ended March 31, 2016	$12.99	$7.55	$0.2362

Year ended December 31, 2015:
Quarter ended December 31, 2015	$14.28	$8.58	$0.2280
Quarter ended September 30, 2015	$18.15	$9.02	$0.2200
Quarter ended June 30, 2015	$20.99	$17.05	$0.2125
Quarter ended March 31, 2015	$26.02	$17.25	$0.2148

Transfer Agent and Registrar

The transfer agent and registrar for our common units is Wells Fargo Bank N.A. Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075-1139.

Unitholders Profile

We declared a cash distribution of $0.2724 per common unit on January 19, 2017, which was paid on February 14, 2017 to unitholders of record as of the close of business on February 6, 2017. As of February 1, 2017, there were approximately 11,200 holders of record of our common units, and all of our subordinated units were held by our Sponsors.

Equity Compensation Plan Information

Please read “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans.”

Market Repurchases

The Partnership did not repurchase any of its common units during 2015 or 2016.

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

General Partner Interest and Incentive Distribution Rights

Initially, our general partner is entitled to 2% of all quarterly distributions that we make prior to our liquidation and has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional limited partner interests in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48%, of the available cash we distribute from operating surplus in excess of $0.24438 per unit per quarter. The maximum distribution of 48% does not include any distributions that our general partner or its affiliates may receive on common units, subordinated units or the general partner interest that they own. Beginning with the distribution related to the quarter ended March 31, 2016, which was paid in May 2016, all of our quarterly distributions were in excess of $0.24438 per quarter in 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of our Predecessor and of CONE Midstream Partners LP as of the dates and for the periods indicated. The selected consolidated balance sheet data as of December 31, 2016 and 2015 and the selected consolidated statement of operations data and of cash flows data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2014 and 2013 and the selected consolidated statement of operations data and of cash flows data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements and related notes not included in this annual report on Form 10-K.
Predecessor financial data consists of the assets and operations of our Predecessor on a 100% basis until the closing of our IPO. In connection with the closing of our IPO on September 30, 2014, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems, and effective November, 16, 2016, we completed the acquisition of the remaining 25% noncontrolling interest in our Anchor Systems, which brought our controlling ownership in that system to 100%. However, as required by accounting principles generally accepted in the United States ("GAAP'), we continue to consolidate 100% of the assets and operations of all of our operating subsidiaries in our financial statements for all periods following the IPO.
Net income attributable to general and limited partner ownership interest in CONE Midstream Partners LP includes only the unitholders' controlling interests in the Partnership following the IPO.
The selected historical financial data of our Predecessor as of and for the years ended December 31, 2013 and 2012 are derived from the audited financial statements of our Predecessor. The following table should be read together with, and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in this annual report on Form 10-K. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
CONSOLIDATED STATEMENTS OF OPERATIONS:	(in thousands, except per share amounts)
Total gathering revenue — related party	$239,211	$203,423	$130,087	$65,626	$42,597
Net income	$130,122	$115,531	$64,827	$28,124	$19,944
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (1)	$96,486	$71,247	$15,378	N/A	N/A

Net income per limited partner unit - Basic:
Common units	$1.60	$1.20	$0.26	N/A	N/A
Subordinated units	$1.58	$1.20	$0.26	N/A	N/A

Net income per limited partner unit - Diluted:
Common units	$1.59	$1.20	$0.26	N/A	N/A
Subordinated units	$1.58	$1.20	$0.26	N/A	N/A

	As of December 31,
	2016	2015	2014	2013
CONSOLIDATED BALANCE SHEETS:	(in thousands)
Property and equipment, net	$878,560	$866,309	$622,746	$388,116
Total Assets	$918,557	$924,425	$686,804	$409,264
Total Partners' Capital and Noncontrolling Interest	$725,261	$803,142	$582,763	$368,074

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
CASH FLOW STATEMENT DATA:	(in thousands)
Net cash provided by operating activities	$160,089	$116,017	$84,694	$34,514	$25,607
Net cash used in investing activities	$(45,328)	$(291,211)	$(269,601)	$(130,924)	$(121,173)
Net cash (used in) provided by financing activities	$(108,557)	$172,159	$182,183	$95,000	$81,800
OTHER DATA:
Capital expenditures	$(50,660)	$(291,211)	$(269,686)	$(130,924)	$(121,173)
EBITDA(2)	$153,122	$131,419	$72,181	$33,949	$23,382
Adjusted EBITDA(2)(4)	$163,980	$131,821	$72,181	$33,949	$23,382
Adjusted EBITDA attributable to general and limited partner ownership interest in CONE Midstream Partners LP(2)	$110,547	$80,310	$63,460	$33,949	$23,382
Distributable Cash Flow(3)(4)	$96,166	$70,919	$57,452	$30,509	$20,810

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
(3) We define distributable cash flow as Adjusted EBITDA less net income attributable to noncontrolling interest, cash interest paid and maintenance capital expenditures, each net to the Partnership. Distributable cash flow does not reflect changes in working capital balances.

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
(4) The following table presents a reconciliation of the non-GAAP measures of EBITDA, Adjusted EBITDA, Adjusted EBITDA attributable to CONE Midstream Partners LP and distributable cash flow to the most directly comparable GAAP financial measure of net income.

	For the Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net Income	$130,122	$115,531	$64,827	$28,124	$19,944
Depreciation expense	21,201	15,053	7,330	5,825	3,438
Interest expense	1,799	835	24	—	—
EBITDA	$153,122	$131,419	$72,181	$33,949	$23,382
Non-cash unit-based compensation expense	775	402	—	—	—
Pipe revaluation	10,083	—	—	—	—
Adjusted EBITDA	$163,980	$131,821	$72,181	$33,949	$23,382
Less:
Net income attributable to noncontrolling interest	33,636	44,284	7,858	—	—
Depreciation expense attributable to noncontrolling interest	9,597	6,799	863	—	—
Other expenses attributable to noncontrolling interest	621	428	—	—	—
Pipe revaluation attributable to noncontrolling interest	9,579	—	—	—	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$110,547	$80,310	$63,460	$33,949	$23,382
Less: cash interest paid, net	1,310	407	—	—	—
Less: ongoing maintenance capital expenditures, net of expected reimbursements	13,071	8,984	6,008	3,440	2,572
Distributable Cash Flow	$96,166	$70,919	$57,452	$30,509	$20,810

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are a master limited partnership formed in May 2014 by CONSOL Energy Inc. ("CONSOL") and Noble Energy, Inc. ("Noble Energy"), whom we refer to collectively as our Sponsors, primarily to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
On September 30, 2011, CONSOL and Noble Energy entered into a Joint Development Agreement (“JDA”) and related ancillary agreements governing their joint exploration and development of their combined acreage in the Marcellus Shale, which comprised an area of mutual interest (“AMI”) that covered portions of 28 counties in West Virginia and 19 counties in Pennsylvania and included over 26,000 square miles (the "Co-Owned Properties"). Pursuant to the JDA, each of our Sponsors owned an undivided 50% working interest in the jointly owned Marcellus Shale acreage, and under the JDA, any other oil and natural gas interests covering the Marcellus Shale within the AMI that became jointly owned by CONSOL and Noble Energy would have automatically become part of the upstream acreage.  In addition, prior to September 2036, both CONSOL and Noble Energy were required to offer the other party the right to participate in any acquisition of oil and natural gas interests within the AMI that covered at least the Marcellus Shale. To provide for the coordinated drilling and development of this upstream acreage, the JDA covered, among other things, our Sponsors’ obligations as operators of their respective areas, the allocation of costs between our Sponsors, an area of mutual interest and the establishment of a drilling and development program. The JDA provided that CONSOL would operate and develop the eastern, or the dry gas, portion of the upstream acreage, and Noble Energy would operate and develop the western, or the wet gas, portion of the upstream acreage.
On December 1, 2016, our Sponsors consummated an Exchange Agreement (the “Exchange Agreement”), pursuant to which, effective as of October 1, 2016, the JDA was terminated and CONSOL and Noble Energy separated their Marcellus Shale AMI into two separate operating areas.  Under the Exchange Agreement, CNX Gas Company LLC, a wholly owned subsidiary of CONSOL (“CNX Gas”), and Noble Energy exchanged certain jointly owned oil and gas properties and related assets that were previously subject to the JDA. Among other things, under the Exchange Agreement, CNX Gas transferred its interests in certain of the Co-Owned Properties to Noble Energy, and Noble Energy transferred its interests in the remaining Co-Owned Properties to CNX Gas.
Following consummation of the Exchange Agreement, each of CNX Gas and Noble Energy now owns 100% of their respective upstream interests in the Marcellus Shale. Accordingly, we entered into new fixed-fee gathering agreements with each of CNX Gas and Noble Energy that replaced the gathering agreements that had been in place since the IPO. These new gathering agreements continue to include acreage dedications of approximately 515,000 aggregate net acres, subject to the release provisions set forth therein. In addition, the fees that we will receive for gathering services under the new agreements generally remain the same as under the prior gathering agreements.
Ownership of Our Assets
On September 30, 2014, we closed our initial public offering ("IPO") of common units representing limited partner interests in the Partnership. In connection with the completion of the IPO, our Sponsors contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems.
On November 16, 2016 we acquired the remaining 25% limited partner noncontrolling interest in the Anchor Systems from CONE Gathering in exchange for (i) cash consideration of $140.0 million, (ii) the Partnership’s issuance of 5,183,154 common units representing limited partner interests in the Partnership at an issue price of $20.42 per common unit, and (iii) the Partnership’s issuance to CONE Midstream GP LLC (the "general partner") of an additional general partner interest in the Partnership in an amount necessary for the general partner to maintain its 2% general partner interest in the Partnership. Our results, net to the Partnership, include 100% of the Anchor Systems following this acquisition.
Our Predecessor’s historical results of operations include the earnings of CONE Gathering on a 100% basis, which includes 100% of the results of our Anchor Systems, Growth Systems and Additional Systems, as well as 100% of the results of certain ancillary midstream assets that CONE Gathering owns. Following the IPO, most income statement line items, including net income, reflect the results of the Anchor Systems, Growth Systems and Additional Systems on a 100% basis, with the exception being net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP, which only includes our controlling interests in these Systems. Following the IPO, none of our income statement line items include the results of certain ancillary midstream assets that CONE Gathering owns that are not included in the Anchor, Growth or Additional Systems.

References in this report to the “Partnership,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering LLC ("CONE Gathering"), our predecessor for accounting purposes ("Predecessor"). References in this report to the “Partnership,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning on or following the IPO date, refer collectively to the Partnership and its consolidated subsidiaries. See Item 8, Note 1 - Description of Business and Initial Public Offering.

2016 Highlights
The Partnership saw continued growth in its financial performance during the year ended December 31, 2016. Compared to the year ended December 31, 2015, results attributable to the general and limited partner ownership interests in the Partnership were as follows:

•	Net income of $96.5 million as compared to $71.2 million;

•	Average daily throughput volumes of 1,354 Btu per day (BBtu/d) (or 869 BBtu/d net to the Partnership) as compared to 1,099 BBtu/d (or 629 BBtu/d net to the Partnership);

•	Adjusted EBITDA of $110.5 million as compared to $80.3 million;

•	Net cash flows provided by operating activities of $160.1 million as compared to $116.0 million; and

•	Distributable cash flow of $96.2 million as compared to $70.9 million

In addition, current year operating cash flows exceeded the sum of capital expenditures ($50.7 million), distributions to unitholders ($59.7 million) and interest paid ($1.6 million) during the year ended December 31, 2016, which was used to partially fund our acquisition of the remaining 25% noncontrolling interest in the Anchor Systems. Amounts outstanding under our revolving credit facility increased by $93.5 million during the year ended December 31, 2016 despite paying $140.0 million to CONE Gathering upon the closing of our acquisition of the remaining interests in the Anchor Systems.

A discussion of why the above metrics are important to management follows below. To the extent any of these measures are not defined terms under accounting principles generally accepted in the United States ("GAAP"), see "Non-GAAP Financial Measures" beginning on page 64.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes; (ii) EBITDA and Adjusted EBITDA; (iii) distributable cash flow and (iv) operating expenses.
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of natural gas and condensate that we gather for our Sponsors, which are primarily affected by upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. Our Sponsors’ willingness to engage in new drilling is determined by a number of factors, which include the prevailing and projected prices of natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. In general, we expect our Sponsors' level of drilling to positively correlate with long-term trends in commodity prices and national and regional production levels to positively correlate with drilling activity.
In order to meet our contractual obligations under our gathering agreements with CNX Gas and Noble Energy with respect to new wells drilled on our dedicated acreage, we will be required to incur capital expenditures to extend our gathering systems and facilities to the new wells that each of our Sponsors drill. Our Sponsors, through their ownership interests in CONE Gathering, are responsible for their proportionate share (95%) of the total capital expenditures associated with the ongoing build-out of our midstream systems in each of the Growth and Additional Systems.
We have secured significant acreage dedications from each of CNX Gas and Noble Energy. The gathering agreements with our Sponsors include acreage dedications of approximately 515,000 aggregate net acres, subject to the release provisions set forth therein. In addition to our existing dedicated acreage, our gathering agreements provide that any additional acreage covering the Marcellus Shale that is acquired by CNX Gas or Noble Energy, respectively, in a “dedication area” that covers over 7,700 square miles in West Virginia and Pennsylvania, and that is not subject to a pre-existing third-party commitment, will be automatically dedicated to us. In addition to our existing dedication acreage and any potential future dedicated acreage, we have also been granted rights of first offer ("ROFO") by each of CNX Gas and Noble Energy to provide midstream services on their respective ROFO acreage, which currently includes approximately 186,000 aggregate net acres of CNX Gas’ and Noble Energy’s existing Marcellus Shale acreage that is not currently dedicated to us, along with any future acreage covering the Marcellus Shale formation that is acquired by CNX Gas or Noble Energy, as applicable, in an area that covers over 18,300 square miles in West Virginia and Pennsylvania, which we refer to as the “ROFO area,” and that is not subject to a pre-existing third-party commitment.
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

•	the number of new pad sites on our dedicated acreage awaiting lateral connections;

•	our ability to identify and execute organic expansion projects to capture incremental volumes from our Sponsors and third parties;

•	our ability to compete for volumes from successful new wells in the areas in which we operate outside of our dedicated acreage;

•	our ability to gather natural gas and condensate that has been released from commitments with our competitors; and

•	our Sponsors’ release of our dedicated acreage, subject to the terms of our gas gathering agreements.

We actively monitor producer activity in the areas served by our gathering systems to pursue new supply opportunities.
Adjusted EBITDA & Distributable Cash Flow
Adjusted EBITDA and distributable cash flow are non-GAAP measures that we believe provide information useful to investors in assessing our financial condition and results of operations. For a discussion on how we define Adjusted EBITDA and distributable cash flow and the supporting reconciliations to their most directly comparable GAAP financial measures, please read “Non-GAAP Financial Measures” beginning on page 64.

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
Under our gathering agreements with CNX Gas and Noble Energy we receive separate fixed fees for wet gas and dry gas that we gather and another fixed fee per unit of throughput for the condensate gathering and handling services at the applicable receipt points.

General and Administrative Expenses
Our Predecessor’s general and administrative expense included only direct charges for the management and operation of our assets by CONSOL for general and administrative services, such as information technology, engineering, legal, human resources and other financial and administrative services that was not governed by a formal cost-sharing agreement.
Since the completion of the IPO, we have incurred a combination of direct and allocated charges for the general and administrative services provided by each of our Sponsors under the terms of our omnibus agreement. We also incur costs that are associated with being a publicly traded master limited partnership.
Financing
Historically, our Predecessor’s operations were financed as part of our Sponsors’ midstream joint venture operations, and our Predecessor did not record any separate costs associated with financing its operations. In addition, our Predecessor largely relied on internally generated cash flows and capital contributions from our Sponsors to satisfy its capital expenditure requirements.
Following the completion of the IPO, our partnership agreement requires that we distribute all available cash to our unitholders. As a result, we have relied primarily upon internally generated cash flows and external financing sources, including borrowing on our $250.0 million revolving credit facility, to fund our acquisitions and expansion capital expenditures. At December 31, 2016, we had an outstanding balance of $167.0 million and available borrowing capacity of $83.0 million under our revolving credit facility.
Other Factors Impacting Our Business
We expect our business to continue to be affected by the following key factors. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Our Sponsors’ Drilling and Development Plans
Our operations are primarily dependent upon our Sponsors’ natural gas production on our dedicated acreage in the Marcellus Shale. Following consummation of the Exchange Agreement, each of our Sponsors has established its own drilling and development program on its respective upstream acreage, including our dedicated acreage, and primarily relies on us to deliver the midstream infrastructure necessary to accommodate its continuing production growth in the Marcellus Shale. Although we anticipate that each of our Sponsors will continue to engage in exploration and production activities in our areas of operation in the Marcellus Shale over the long term, we have no control over the level or timing of their activity. For example, neither of our Sponsors had active drilling activities on our dedicated acreage as of December 31, 2016.
Fluctuations in natural gas prices could affect production rates over time and levels of investment by our Sponsors and third parties in exploration for and development of new natural gas reserves. Over parts of the last two years, persistent low commodity prices caused and may continue to cause our Sponsors or potential third-party customers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If our Sponsors delay drilling or temporarily shut in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as the gathering agreements with our Sponsors do not contain minimum volume commitments.

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

Outlook
Although the Partnership does not have significant direct exposure to commodity price risk, our Sponsors, from whom we have generated all of our revenues since the IPO, are significantly exposed to commodity price risk. Global energy commodity prices have declined in general over the last two years, and crude oil prices have declined as a result of several factors, including increased worldwide crude oil supplies, a stronger U.S. dollar, and strong competition among oil producing countries for market share.

Specifically, West Texas Intermediate crude oil traded between $40 and $55 per barrel for most of calendar 2016, ending at approximately $53 per barrel at December 31, 2016, which is significantly below the price at the time of our IPO of over $90 per barrel. Global economic developments and geopolitical events in 2017 have the potential to push oil prices higher or lower than the current short-term energy outlook price forecast. Uncertainty remains as to the effectiveness and duration of the concurrent OPEC and non-OPEC production cuts, which could influence prices in either direction. Also, the potential for continued efficiency gains and cost reductions from non-OPEC producers in the new higher price environment could result in additional volumes of supply that could put downward pressure on energy prices.

On average, Henry Hub natural gas traded around $2.50 per MMBtu for 2016. Following increases in the second half of 2016, prices now approximate those in effect at the time of our IPO. According to the U.S. Energy Information Administration ("EIA"), prices generally increased throughout 2016 because of high natural gas use for electricity generation during the hot summer and because of declining production. The EIA expects capacity to increase for natural gas-fired electric generation, domestic natural gas consumption to grow and new export capabilities to contribute to a forecasted Henry Hub natural gas spot price of $3.43/MMBtu in 2017, even after accounting for the very mild January 2017 temperatures in the northeast. These upward price pressures are expected to continue into 2018, as both domestic consumption and exports growth are forecasted to accelerate, contributing to EIA's expected average of $3.70/MMBtu in 2018.

Although throughput volumes since our IPO have been strong, our Sponsors had no active drilling rigs on our dedicated acreage at December 31, 2016.  A prolonged continuance of depressed commodity prices could result in decreased throughput volumes in the future as a result of decreased drilling and well completion activity by our Sponsors.

We continue to remain committed to delivering cash distribution growth to our investors over the long term, which was enhanced by our acquisition of the remaining 25% noncontrolling interests in the Anchor Systems in November 2016. The board of directors of our general partner approves all cash distributions on a quarterly basis, subject to the terms of our partnership agreement, which requires that we distribute all of our available cash each quarter. Available cash is a metric that the board of directors of our general partner has considerable discretion in determining, and it weighs many factors in making this determination, including the consideration of maximizing the long term value and total returns for the holders of our common units.

In order to adapt to the uncertain current environment, we will continue to manage our costs and intend to continue to focus on generating distributable cash flows through depressed commodity cycles. The co-ownership structure of our Growth and Additional Systems is designed to reduce up-front capital expenditure burdens on us while also facilitating drop downs of additional interests from our Sponsors. Although we expect that our Sponsors will continue to present us with drop down opportunities in the future, we do not know when or if such opportunities may be presented. Please read Item 1A. “Risk Factors - We may be unable to grow by acquiring noncontrolling interests in our operating subsidiaries owned by CONE Gathering, which could limit our ability to increase our distributable cash flow.”

For the year ending December 31, 2017, we anticipate capital expenditures attributable to the Partnership will be between $65.0 million to $75.0 million, of which approximately $17.0 million to $18.0 million will be for maintenance capital. Our Sponsors are responsible for making capital contributions representing their remaining 95% ownership interests in each of the Growth and Additional Systems. Our Board of Directors may approve additional growth capital during the year at their discretion.

RESULTS OF OPERATIONS
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	For the Years Ended December 31,
(in thousands)	2016	2015	Change ($)	Change (%)
Revenue
Gathering revenue — related party	$239,211	$203,423	$35,788	17.6%
Total Revenue	239,211	203,423	35,788	17.6%

Expenses
Operating expense — third party	30,405	28,987	1,418	4.9%
Operating expense — related party	29,771	29,937	(166)	(0.6)%
General and administrative expense — third party	5,174	4,444	730	16.4%
General and administrative expense — related party	10,656	8,636	2,020	23.4%
Pipe revaluation	10,083	—	10,083	100.0%
Depreciation expense	21,201	15,053	6,148	40.8%
Interest expense	1,799	835	964	115.4%
Total Expense	109,089	87,892	21,197	24.1%
Net Income	$130,122	$115,531	$14,591	12.6%
Less: Net income attributable to noncontrolling interest	33,636	44,284	(10,648)	(24.0)%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$96,486	$71,247	$25,239	35.4%

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2016

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry gas (BBtu/d)	714	63	20	797	560
Wet gas (BBtu/d)	381	6	160	547	305
Condensate (MMcfe/d)	5	—	5	10	4
Total gathered volumes	1,100	69	185	1,354	869

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2015

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry gas (BBtu/d)	468	81	9	558	355
Wet gas (BBtu/d)	345	8	169	522	267
Condensate (MMcfe/d)	8	—	11	19	7
Total gathered volumes	821	89	189	1,099	629
(*) In each table, represents throughput volumes net of the noncontrolling interests owned by the Sponsors. As a result of our acquisition of the remaining 25% noncontrolling interest in the Anchor Systems, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Anchor Systems for the period subsequent to the closing date of that transaction.

Revenue
Our revenue increases or decreases as our Sponsors' production on our dedicated acreage increases or decreases. Since we charge a higher fee for natural gas that is shipped through our wet gas system than through our dry gas system, revenue can also be impacted by the relative mix of gathered volumes by area, which may vary dependent upon our Sponsors' elections as to where to deliver their produced volumes, which may change dynamically depending on the most current commodity prices at the time of shipment.

Gathering revenue — related party was approximately $239.2 million for the year ended December 31, 2016 compared to approximately $203.4 million for the year ended December 31, 2015. The $35.8 million increase was primarily due to a 239 BBtu/d increase in the natural gas gathered in our Sponsors' dry gas production area and a 16 BBtu/d increase in natural gas volumes in our Sponsors' wet gas and condensate production areas.
From a segment perspective, the dry gas increase during the year ended December 31, 2016 was primarily related to a 246 BBtu/d increase at our Anchor System, which was partially offset by a net seven BBtu/d decrease related to the Growth and Additional Systems. The wet gas and condensate increase was primarily the result of increased production of 33 BBtu/d within our Anchor System, which was partially offset by a 17 BBtu/d decrease in production in our Growth and Additional Systems.

Operating Expense
Total operating expense was approximately $60.2 million for the year ended December 31, 2016 compared to approximately $58.9 million for the year ended December 31, 2015, an increase of $1.3 million. Included in total operating expense is electrically-powered compression expense of $16.9 million and $15.9 million for the years ended December 31, 2016 and 2015, respectively, which was reimbursed by the Sponsors pursuant to our gas gathering agreements. After adjusting for the compression expense reimbursement, operating expenses were generally flat year over year despite substantial throughput growth. This was primarily the result of cost control measures implemented by our operations team as they continue to refine their processes and improve facility efficiencies.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $15.8 million for the year ended December 31, 2016 compared to approximately $13.1 million for the year ended December 31, 2015. The $2.7 million increase was due to a variety of factors, including increased salary and benefits expenses to support our throughput and earnings growth and approximately $0.9 million in legal and other professional fees that were incurred in connection with our acquisition of the remaining 25% noncontrolling interests in the Anchor System and the dissolution of our Sponsors' upstream joint venture.

Pipe Revaluation
In June 2016, management agreed to sell a portion of existing excess pipe supply that was not dedicated to specific capital projects to an unrelated third party for an amount that was below its carrying cost. Accordingly, we reduced the carrying value of the remaining pipe to the value that was commensurate with the price agreed to with the third party. The result was a negative impact to consolidated net income of $10.1 million during the year ended December 31, 2016; however, since the value loss was entirely within the Growth System, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.5 million.

Depreciation
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $21.2 million for the year ended December 31, 2016 compared to approximately $15.1 million for the year ended December 31, 2015. The increase of $6.1 million was primarily related to our significant capital spending in 2015 and the resulting assets that were placed into service.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Years Ended December 31,
(in thousands)	2015	2014	Change ($)	Change (%)
Revenue
Gathering revenue — related party	$203,423	$130,087	$73,336	56.4%
Other income	—	85	(85)	100.0%
Total Revenue	203,423	130,172	73,251	56.3%

Expenses
Operating expense — third party	28,987	27,371	1,616	5.9%
Operating expense — related party	29,937	24,072	5,865	24.4%
General and administrative expense — third party	4,444	1,822	2,622	143.9%
General and administrative expense — related party	8,636	4,726	3,910	82.7%
Depreciation expense	15,053	7,330	7,723	105.4%
Interest expense	835	24	811	n/m
Total Expense	87,892	65,345	22,547	34.5%
Net Income	$115,531	$64,827	$50,704	78.2%
Less: Pre-IPO net income attributed to Predecessor	—	41,591	(41,591)	n/m
Less: Net income attributable to noncontrolling interest	44,284	7,858	36,426	n/m
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$71,247	$15,378	$55,869	n/m

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2015

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry gas (BBtu/d)	468	81	9	558	355
Wet gas (BBtu/d)	345	8	169	522	267
Condensate (MMcfe/d)	8	—	11	19	7
Total gathered volumes	821	89	189	1,099	629
Operating Statistics - Gathered Volumes for the Year Ended December 31, 2014

	Anchor	Growth	Additional	Other	TOTAL	NET TOTAL (*)
Dry gas (BBtu/d)	357	57	4	5	423	270
Wet gas (BBtu/d)	234	—	28	4	266	177
Condensate (MMcfe/d)	6	—	—	—	6	5
Total gathered volumes	597	57	32	9	695	452
(*) In each table, represents throughput volumes net of the noncontrolling interests owned by the Sponsors.
Revenue
Gathering revenue — related party was approximately $203.4 million for the year ended December 31, 2015 compared to approximately $130.1 million for the year ended December 31, 2014. The approximate $73.3 million increase was primarily due to a 256 BBtu/d increase in natural gas gathered in our Sponsors' wet gas production area and a 148 BBtu/d increase in natural gas volumes in our Sponsors' dry gas and condensate production areas.
From a segment perspective, the wet gas increase was primarily due to a 141 BBtu/d increase in production at our Additional System as well as 119 BBtu/d increase in production related to the Anchor and Growth Systems. The dry gas and condensate increase was primarily the result of increased production of 113 BBtu/d within our Anchor system as well a 40 BBtu/d increase in production in our Growth and Additional Systems.

Operating Expense
Total operating expense was approximately $58.9 million for the year ended December 31, 2015 compared to approximately $51.4 million for the year ended December 31, 2014, an increase of $7.5 million. Included in total operating expense is electrically-powered compression expense of $15.9 million and $12.3 million for the years ended December 31, 2015 and 2014, respectively, which was reimbursed by the Sponsors pursuant to our gas gathering agreements. After adjusting for the compression expense reimbursement, operating expenses increased by $3.9 million, which was primarily due to an increase in repairs and maintenance incurred to support higher throughput relative to the prior year.
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
Total general and administrative expense was approximately $13.1 million for the year ended December 31, 2015 compared to approximately $6.5 million for the year ended December 31, 2014. The $6.6 million increase was primarily a result of increased staffing levels and related salary and benefit expenses in order to support the growth of our midstream systems, as well as additional expenses associated with being a publicly traded master limited partnership.
Depreciation
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $15.1 million for the year ended December 31, 2015 compared to approximately $7.3 million for the year ended December 31, 2014. The increase of $7.8 million was primarily related to our capital spending since the IPO and the resulting assets that were placed into service.

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
Distributable Cash Flow
We define distributable cash flow as Adjusted EBITDA less net income attributable to noncontrolling interest, cash interest paid and maintenance capital expenditures, each net to the Partnership. Distributable cash flow does not reflect changes in working capital balances.
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

	Twelve Months Ended December 31,
(in thousands)	2016	2015	2014
Net Income	$130,122	$115,531	$64,827
Depreciation expense	21,201	15,053	7,330
Interest expense	1,799	835	24
EBITDA	153,122	131,419	72,181
Non-cash unit-based compensation expense	775	402	—
Pipe revaluation	10,083	—	—
Adjusted EBITDA	163,980	131,821	72,181
Less:
Net income attributable to noncontrolling interest	33,636	44,284	7,858
Depreciation expense attributable to noncontrolling interest	9,597	6,799	863
Other expenses attributable to noncontrolling interest	621	428	—
Pipe revaluation attributable to noncontrolling interest	9,579	—	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$110,547	$80,310	$63,460
Less: cash interest paid, net	1,310	407	—
Less: ongoing maintenance capital expenditures, net of expected reimbursements	13,071	8,984	6,008
Distributable Cash Flow	$96,166	$70,919	$57,452

Net Cash Provided by Operating Activities	$160,089	$116,017	$84,694
Interest expense	1,799	835	24
Pipe revaluation	10,083	—	—
Other, including changes in working capital	(7,991)	14,969	(12,537)
Adjusted EBITDA	163,980	131,821	72,181
Less:
Net income attributable to noncontrolling interest	33,636	44,284	7,858
Depreciation expense attributable to noncontrolling interest	9,597	6,799	863
Other expenses attributable to noncontrolling interest	621	428	—
Pipe revaluation attributable to noncontrolling interest	9,579	—	—
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$110,547	$80,310	$63,460
Less: cash interest paid, net	1,310	407	—
Less: ongoing maintenance capital expenditures, net of expected reimbursements	13,071	8,984	6,008
Distributable Cash Flow	$96,166	$70,919	$57,452
Distributable cash flow increased by $25.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, which was mainly attributable to the increase in Adjusted EBITDA in the current year. Changes in net cash provided by operating activities are discussed in the “Capital Resources and Liquidity” section below.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
We satisfy our working capital requirements, fund capital expenditures and acquisitions and make cash distributions with cash generated from operations and borrowings under our revolving credit facility. If necessary, we may issue additional equity or debt securities to satisfy future growth. We believe that cash generated from these sources will continue to be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.
We intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.1 million per year, based on the general partner interest and the number of common and subordinated units outstanding as of December 31, 2016. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
Revolving Credit Facility
We maintain a $250.0 million revolving credit facility, which is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. As of December 31, 2016, we had an outstanding balance on our credit facility of $167.0 million, and we incurred $1.6 million of cash interest expense on the revolving credit facility (not including amortization of revolver fees) during the year ended December 31, 2016.
Borrowings under our revolving credit facility bear interest at our option at either:

•
the base rate, which will be defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.125% to 1.00% depending on our most recent consolidated total leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating; or

•
the LIBOR rate plus a margin varying from 1.125% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

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
Our revolving credit facility contains covenants and conditions that, among other things, limit (subject to certain exceptions) our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets.
We are also subject to covenants that require us to maintain certain financial ratios, as follows:

•
The ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter may not exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0. This consolidated leverage ratio is calculated as the total amount outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The consolidated leverage ratio was 1.2 to 1.0 at December 31, 2016.

•
The ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters may not be less than 3.0 to 1.0. This consolidated interest coverage ratio is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The consolidated interest coverage ratio was 91.2 to 1.0 at December 31, 2016.

Based on these ratios, we had the maximum amount of revolving credit available for borrowing at December 31, 2016, or $83.0 million.

Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015	Change ($)
Net cash provided by operating activities:	$160,089	$116,017	$44,072
Net cash used in investing activities:	$(45,328)	$(291,211)	$245,883
Net cash (used in) provided by financing activities:	$(108,557)	$172,159	$(280,716)
Net cash provided by operating activities increased approximately $44.1 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, which was primarily due to an improvement in the Partnership's consolidated year over year Adjusted EBITDA of $32.2 million. Adjusted EBITDA increased year over year due primarily to the reasons described in "Results of Operations." Also contributing to the increase was a change in the timing of when our Sponsors paid their gathering fees, which resulted in a one-time cash benefit of approximately $9.4 million in the current year. The remainder of the increase related to the timing of when other working capital payments were made, none of which was significant.
Net cash used in investing activities decreased $245.9 million in the current year due primarily to a reduction in capital expenditures. Relative to the 12 months following the IPO, lower commodity prices negatively impacted our Sponsors' drilling plans in 2016, which reduced our capital requirements accordingly.
There was a net use of cash in financing activities in the current year due primarily to our acquisition of the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering for $140.0 million in cash plus other considerations. There was net cash provided by financing activities in the prior year due primarily to Sponsor contributions representing their noncontrolling interests in the significant capital expenditures the Partnership incurred in the prior year.

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

Capital Expenditures for the Year Ended December 31, 2016

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$16,426	$964	$3,237	$20,627
Expansion capital	20,707	125	9,201	30,033
Total Capital Investment	$37,133	$1,089	$12,438	$50,660

Capital Investment Net to CNNX
Maintenance capital	$12,861	$48	$162	$13,071
Expansion capital	16,061	6	460	16,527
Total Capital Investment Net to CNNX	$28,922	$54	$622	$29,598

We anticipate that we will continue to make expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that any significant future expansion capital expenditures will be funded by borrowings under our revolving credit facility and/or the issuance of debt and equity securities.
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
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the unaudited consolidated financial statements of this annual report on Form 10-K.
CONTRACTUAL OBLIGATIONS
The following table details the future projected payments associated with our contractual obligations as of December 31, 2016 in total and by year:

	Payments Due by Years Ending December 31,
(thousands)	2017	2018-19	2020-21	Thereafter	Total
Operating lease obligations (1)	$4,548	$3,146	$—	$—	$7,694
Revolving credit facility (2)	207	167,414	—	—	167,621
Total Contractual Obligations	$4,755	$170,560	$—	$—	$175,315
(1) We lease various equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Item 8, Note 13.
(2) We have an outstanding balance of $167.0 million on our revolving credit facility at December 31, 2016. Assuming unused capacity on the revolving credit facility of $83.0 million, amounts in the table depict commitment fees we must pay on a quarterly basis under the agreement governing our revolving credit facility. Our revolving credit facility matures on September 30, 2019.

Critical Accounting Policies
For a description of the Partnership’s accounting policies and any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, see Item 8, Note 2 - Significant Accounting Policies - Recent Accounting Pronouncements, which is incorporated herein by reference. The application of the Partnership’s accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. If applicable, management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
As of December 31, 2016, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
To date, we have generated all of our revenues pursuant to fee-based gathering agreements with our Sponsors based on acreage dedications and do not have minimum volume commitments. We are paid based on the volumes of natural gas and condensate that we gather and handle, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks through our Sponsors, who may reduce or shut in production due to depressed commodity prices. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate terms with third parties may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $250.0 million revolving credit facility. Assuming the December 31, 2016 balance on our revolving credit facility of $167.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense during 2016 of $1.7 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of CONE Midstream GP LLC and
Unitholders of CONE Midstream Partners LP

We have audited the accompanying consolidated balance sheets of CONE Midstream Partners LP (including its Predecessor as defined in Note 1), as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ capital and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONE Midstream Partners, LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 16, 2017

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2016	2015	2014
Revenue
Gathering revenue — related party	$239,211	$203,423	$130,087
Other income	—	—	85
Total Revenue	239,211	203,423	130,172

Expenses
Operating expense — third party	30,405	28,987	27,371
Operating expense — related party	29,771	29,937	24,072
General and administrative expense — third party	5,174	4,444	1,822
General and administrative expense — related party	10,656	8,636	4,726
Pipe revaluation	10,083	—	—
Depreciation expense	21,201	15,053	7,330
Interest expense	1,799	835	24
Total Expense	109,089	87,892	65,345
Net Income	130,122	115,531	64,827
Less: Pre-IPO net income attributed to Predecessor	—	—	41,591
Less: Net income attributable to noncontrolling interest	33,636	44,284	7,858
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$96,486	$71,247	$15,378

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$96,486	$71,247	$15,378
Less: General partner interest in net income, including incentive distribution rights	2,526	1,425	308
Limited partner interest in net income	$93,960	$69,822	$15,070

Net income per limited partner unit - Basic	$1.59	$1.20	$0.26
Net income per limited partner unit - Diluted	$1.58	$1.20	$0.26

Weighted average limited partner units outstanding - Basic	59,207	58,326	58,326
Weighted average limited partner unit outstanding - Diluted	59,289	58,340	58,326

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of units)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$6,421	$217
Receivables — related party (Note 6)	22,434	36,418
Inventory	—	18,916
Other current assets	2,181	2,037
Total Current Assets	31,036	57,588
Property and Equipment:
Property and equipment (Note 7)	930,732	897,918
Less — accumulated depreciation	52,172	31,609
Property and Equipment — Net	878,560	866,309
Other assets (Note 8)	8,961	528
TOTAL ASSETS	$918,557	$924,425

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18,007	$46,155
Accounts payable — related party (Note 9)	8,289	1,628
Total Current Liabilities	26,296	47,783
Other Liabilities:
Revolving credit facility (Note 10)	167,000	73,500
Total Liabilities	193,296	121,283
Partners' Capital and Noncontrolling Interest:
Common units (34,363,371 units issued and outstanding at December 31, 2016 and 29,163,121 units issued and outstanding at December 31, 2015)	418,352	399,399
Subordinated units (29,163,121 units issued and outstanding at December 31, 2016 and 2015)	(65,986)	(82,900)
General partner interest	(2,311)	(3,389)
Partners' capital attributable to CONE Midstream Partners LP	350,055	313,110
Noncontrolling interest	375,206	490,032
Total Partners' Capital and Noncontrolling Interest	725,261	803,142
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$918,557	$924,425

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)

		Partners' Capital
		Limited Partners			Capital
	Parent Net			General	Attributable	Noncontrolling
	Investment	Common	Subordinated	Partner	to Partners	Interest	Total
Balance at December 31, 2013	$368,074	$—	$—	$—	$368,074	$—	$368,074
Pre-IPO net income attributed to Predecessor	41,591	—	—	—	41,591	—	41,591
Investment by partners	138,626	—	—	—	138,626	—	138,626
Distribution of assets to CONE Gathering LLC	(34,033)	—	—	—	(34,033)	—	(34,033)
Contribution of net assets to CONE Midstream Partners LP	(514,258)	59,915	193,329	7,899	(253,115)	253,115	—
Issuance of common units to public, net of offering costs	—	413,005	—	—	413,005	—	413,005
Distribution of proceeds	—	(93,603)	(302,029)	(12,339)	(407,971)	—	(407,971)
Net income attributable to the period from September 30, 2014 through December 31, 2014 (1)	—	7,535	7,535	308	15,378	7,858	23,236
Investment by Sponsors, partners and noncontrolling interest holders (2)	—	2,760	8,880	360	12,000	28,235	40,235
Balance at December 31, 2014	$—	$389,612	$(92,285)	$(3,772)	$293,555	$289,208	$582,763
Net income	—	34,911	34,911	1,425	71,247	44,284	115,531
Investments by partners and noncontrolling interest holders(2)	—	—	—	—	—	156,540	156,540
Quarterly distributions to unitholders	—	(25,526)	(25,526)	(1,042)	(52,094)	—	(52,094)
Unit-based compensation	—	402	—	—	402	—	402
Balance at December 31, 2015	$—	$399,399	$(82,900)	$(3,389)	$313,110	$490,032	$803,142
Net income	—	47,935	46,025	2,526	96,486	33,636	130,122
General Partner and noncontrolling interest holder activity	—	—	—	3	3	(9,068)	(9,065)
Quarterly distributions to unitholders	—	(29,128)	(29,111)	(1,451)	(59,690)	—	(59,690)
Acquisition of remaining 25% interest in Anchor System	—	(606)	—	—	(606)	(139,394)	(140,000)
Unit-based compensation	—	775	—	—	775	—	775
Vested units withheld for unitholder taxes	—	(23)	—	—	(23)	—	(23)
Balance at December 31, 2016	$—	$418,352	$(65,986)	$(2,311)	$350,055	$375,206	$725,261
(1) Includes only net income in 2014 subsequent to the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.
(2) Includes outstanding cash calls as of December 31, 2015 and 2014. See Note 6 — Receivables - Related Party.

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$130,122	$115,531	$64,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	21,364	15,217	7,330
Gain on disposition of equipment	—	—	(85)
Unit-based compensation	775	402	—
Pipe revaluation	10,083	—	—
Other	695	—	—
Changes in assets and liabilities:
Receivables — related party	7,265	(3,148)	(9,029)
Other current and non-current assets	(144)	(673)	(1,280)
Accounts payable	(16,691)	(10,954)	23,806
Accounts payable — related party	6,620	(358)	(875)
Net Cash Provided by Operating Activities	160,089	116,017	84,694

Cash Flows from Investing Activities:
Capital expenditures	(50,660)	(291,211)	(269,686)
Proceeds from sale of assets	5,332	—	85
Net Cash Used in Investing Activities	(45,328)	(291,211)	(269,601)

Cash Flows from Financing Activities:
Partner and noncontrolling interest holder activity	(2,344)	182,053	146,626
Proceeds from issuance of common units, net of offering costs	—	—	413,005
Distribution of IPO proceeds	—	—	(407,971)
Quarterly distributions to unitholders	(59,690)	(52,094)	—
Net proceeds from revolving credit facility	93,500	42,200	31,300
Payment of revolver fees	—	—	(777)
Vested units withheld for unitholder taxes	(23)	—	—
Acquisition of remaining 25.0% noncontrolling interest in the Anchor Systems	(140,000)	—	—
Net Cash (Used In) Provided by Financing Activities	(108,557)	172,159	182,183

Net Increase (Decrease) in Cash	6,204	(3,035)	(2,724)
Cash at Beginning of Period	217	3,252	5,976
Cash at End of Period	$6,421	$217	$3,252

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND INITIAL PUBLIC OFFERING
Description of Business
CONE Midstream Partners LP (the "Partnership") is a master limited partnership formed in May 2014 by CONSOL Energy Inc. (NYSE: CNX) ("CONSOL") and Noble Energy, Inc. (NYSE: NBL) ("Noble Energy"), whom we refer to collectively as our Sponsors, primarily to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service our Sponsors’ production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
In order to effectively manage our business we have divided our current midstream assets among three operating segments that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems include our most developed midstream systems that generate the largest portion of our current cash flows, which includes our three primary midstream systems (the McQuay System, the Majorsville System and the Mamont System) and related assets.

•
Our Growth Systems are primarily located in the dry gas regions of our dedicated acreage that are generally in earlier phases of development and require substantial future expansion capital expenditures to materially increase production, which would primarily be funded by our Sponsors in proportion to CONE Gathering's 95% retained ownership interest.

•
Our Additional Systems include several gathering systems primarily located in the wet gas regions of our dedicated acreage that we expect will require lower levels of expansion capital investment relative to our Growth Systems. The substantial majority of capital investment on these systems would primarily be funded by our Sponsors in proportion to CONE Gathering's 95% retained ownership interest.

The Partnership's general partner is CONE Midstream GP LLC (our "general partner"), a wholly owned subsidiary of CONE Gathering LLC ("CONE Gathering"). CONE Gathering, a Delaware limited liability company, is a joint venture formed by our Sponsors in September 2011. CONE Gathering represents the predecessor of the Partnership for accounting purposes (the "Predecessor"). References in these consolidated financial statements to the “Partnership,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods prior to the IPO, refer to CONE Gathering. References in these consolidated financial statements to the “Partnership,” “our partnership,” “we,” “our,” “us” or like terms, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of CONE Gathering.
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
Initial Public Offering and Subsequent Drop Down of Additional Interests
On September 30, 2014, the Partnership closed its IPO of 20,125,000 common units at a price to the public of $22.00 per unit, which included all 2,625,000 common units of the underwriters' over-allotment option. The Partnership’s common units are listed on the New York Stock Exchange under the ticker symbol “CNNX.”
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

•
9,038,121 common units and 29,163,121 subordinated units, representing an aggregate 64.2% limited partner interest in the Partnership at the time of the IPO (the common and subordinated units were subsequently distributed to the Sponsors);

•	through its ownership of our general partner, all of the Partnerships' incentive distribution rights ("IDRs"); and

•	an aggregate cash distribution of $408.0 million.

On November 16, 2016, the Partnership acquired the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering (the “Acquisition”) in exchange for (i) cash consideration in the amount of $140.0 million, (ii) the Partnership’s issuance of 5,183,154 common units (the “Unit Consideration”) representing limited partner interests in the Partnership (“common units”) at an issue price of $20.42 per common unit, calculated as the volume-weighted average trading price of the common units over the trailing 20-day trading period ending on November 11, 2016, and (iii) the Partnership’s issuance to the general partner of an additional interest in the Partnership in an amount necessary for our general partner to maintain its two percent general partner interest in the Partnership. The cash consideration was distributed and the Unit Consideration issued 50% to CNX Gas Company LLC, a Virginia limited liability company (“CNX Gas”) and a wholly owned subsidiary of CONSOL, and 50% to NBL Midstream, LLC, a Delaware limited liability company (“NBL Midstream”) and a wholly owned subsidiary of Noble Energy. The Acquisition was made pursuant to a Contribution Agreement (the “Contribution Agreement”), dated November 15, 2016, by and among the Partnership, our general partner, CONE Gathering, CONE Midstream Operating Company LLC, a Delaware limited liability company (the “Operating Company”), and the other parties thereto.
At December 31, 2016, the Partnership owned a 100% controlling limited partner interest in the Anchor Systems and a 5% controlling limited partner interest in each of the Growth and Additional Systems.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates, which are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates and actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems. Although the Partnership has less than a 100% economic interest in the Growth and Additional Systems, each are consolidated fully with the results of the Partnership for all periods following the IPO. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflect only that portion of net income that is attributable to the Partnership's unitholders. As a result of the Acquisition, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Anchor Systems for the period subsequent to the closing date of that transaction.

Transactions between the Partnership and its Sponsors have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 4.

Jumpstart Our Business Startups Act ("JOBS Act")

Under the JOBS Act, for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the Securities and Exchange Commission's ("SEC") reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We continue to be an emerging growth company at December 31, 2016.

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
There were no reserves for uncollectible amounts at December 31, 2016 or 2015.
Fair Value Measurement
The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets). The fair value is the price that we estimate we would receive upon selling an asset or that we would pay to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize input to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.
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

Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long-lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as the condition of an asset or management’s intent to utilize the asset generally require management to reassess the cash flows related to long-lived assets. No property and equipment impairments were identified during the periods presented in the accompanying consolidated financial statements.

Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of December 31, 2016 and 2015, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.

Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Accordingly, any retirement obligations associated with such assets cannot be estimated. A liability for asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life exists and can be estimated. We have no recorded liabilities for asset retirement obligations at December 31, 2016 or 2015.

Variable Interest Entities
The Partnership adopted ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" during 2016. ASU 2015-02 changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Based on the criteria outlined in this standard, the Partnership continues to fully consolidate its existing variable interest entities ("VIEs") - the Anchor, Growth and Additional limited partnerships (the "Limited Partnerships") through its ownership of the Operating Company. These VIEs correspond with the manner in which we report our segment information in Note 14, which also includes information regarding the Partnership's involvement with each of these VIEs and their relative contributions to our financial position, operating results and cash flows.
The Operating Company, through its general partner ownership interest in each of the Anchor, Growth and Additional Limited Partnerships, is considered to be the primary beneficiary for accounting purposes and has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships. The adoption of ASU 2015-02 did not impact the Partnership's financial statements.

Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. We recognize unit-based compensation costs on a straight-line basis over the requisite service period of an award, which is generally the same as the award's vesting term. See Note 15 – Long Term Incentive Plan, for further discussion.

Income Taxes
We are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the Partnership's taxable income. Accordingly, no provision for federal or state income taxes has been recorded in the Partnership's consolidated financial statements for any period presented in the accompanying consolidated financial statements.

Cash Distributions
Our partnership agreement requires that we distribute all of our available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. This requirement forms the basis of our cash distribution policy and reflects a basic judgment that our unitholders will be better served by distributing our available cash rather than retaining it because, among other reasons, we believe we will generally finance any expansion capital expenditures from external financing sources. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including the payment of expenses to our general partner. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions in this or any other amount, and the board of directors of our general partner has considerable discretion to determine the amount of our available cash each quarter. In addition, the board of directors of our general partner may change our cash distribution policy at any time, subject to the requirement in our partnership agreement to distribute all of our available cash quarterly.
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
Incentive Distribution Rights ("IDRs")
All of the IDRs are currently held by our general partner. Incentive distribution rights represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have been achieved. Our general partner may transfer the IDRs separately from its general partner interest.
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
Recent Accounting Pronouncements
In December 2016, the FASB issued Update 2016-19 - Technical Corrections and Improvements, which covers a wide range of Topics in the Accounting Standards Codification ("ASC"). The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation ("Topic 718")." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We do not believe this standard will materially impact the Partnership.
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

After considering the FASB's issuance of a standard that delayed application of Topic 606 by one year, the new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. We are currently evaluating the method of adoption as it relates to ASU 2014-09 and the impacts that these standards will have on our financial statements. The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impacts that these standards will have on the Partnership's financial statements. The Partnership anticipates using the modified retrospective approach at adoption as it relates to ASU 2014-09.

NOTE 3 — NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST
During the year ended December 31, 2016, the Partnership adopted ASU 2015-06 "Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions".  ASU 2015-06, which is required to be applied retrospectively, specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners, which is typically the earnings per unit measure presented in the financial statements, would not change as a result of the dropdown transaction. Adoption of this standard did not impact the consolidated presentation of the Partnership's financial statements or related disclosures for the years ended December 31, 2016 and 2015. However, for the year ended December 31, 2014, its adoption resulted in an additional caption in the consolidated statement of operations to reconcile net income attributable to Predecessor, general and limited partner ownership interests in CONE Midstream Partners LP to limited partner interest in net income.
We allocate net income between our general partner and limited partners using the two-class method, under which we allocate net income to our limited partners, our general partner and the holders of our IDRs in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and the holders of the IDRs in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement. The second IDR and third IDR thresholds were reached for the cash flow quarters ended March 31, 2016 and December 31, 2016, respectively, which were paid within 45 days following the ends of these quarters. All quarterly distributions prior to March 31, 2016 were paid in accordance with the first target distribution.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 11,476 and 20,055 phantom units that were not included in the calculation for the years ended December 31, 2016 and 2015 because the effect would have been antidilutive.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated units (all amounts in thousands, except per unit information):

	December 31,
	2016	2015	2014
Net Income Attributable to Predecessor, General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$96,486	$71,247	$15,378
Less: General partner interest in net income, including incentive distribution rights	2,526	1,425	308
Limited partner interest in net income	$93,960	$69,822	$15,070

Net income allocable to common units - Basic and Diluted	$47,935	$34,911	$7,535
Net income allocable to subordinated units - Basic and Diluted	46,025	34,911	7,535
Limited partner interest in net income - Basic and Diluted	$93,960	$69,822	$15,070

Weighted average limited partner units outstanding — Basic
Common units	30,044	29,163	29,163
Subordinated units	29,163	29,163	29,163
Total	59,207	58,326	58,326

Weighted average limited partner units outstanding — Diluted
Common units	30,126	29,177	29,163
Subordinated units	29,163	29,163	29,163
Total	59,289	58,340	58,326

Net income per limited partner unit — Basic
Common Units	$1.60	$1.20	$0.26
Subordinated Units	1.58	1.20	0.26
Total	$1.59	$1.20	$0.26

Net income per limited partner unit — Diluted
Common Units	$1.59	$1.20	$0.26
Subordinated Units	1.58	1.20	0.26
Total	$1.58	$1.20	$0.26

NOTE 4 — RELATED PARTY
In the ordinary course of business, the Partnership has transactions with related parties that result in affiliate transactions. During each of the periods presented, we engage in related party transactions with our Sponsors, CONSOL (and certain of its subsidiaries) and Noble Energy, to whom we provide natural gas gathering and compression services pursuant to the terms of our gas gathering agreements.
Operating expenses — related party consisted primarily of $12.9 million, $14.0 million and $11.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, included in operating expenses — related party were $16.9 million, $15.9 million, and $12.3 million of electrically-powered compression, which was reimbursed by the Sponsors pursuant to our gas gathering agreements for the years ended December 31, 2016, 2015 and 2014, respectively.
During the year ended December 31, 2015, the Partnership sold $2.2 million of supply inventory to CONSOL. The Partnership purchased supply inventory from a CONSOL subsidiary, which totaled $3.9 million for the year ended December 31, 2014 and was included in operating expenses - related party.

Sponsor-related charges within general and administrative expense - related party consisted of the following (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
CONSOL	$10,006	$8,083	$4,629
Noble Energy	650	553	97
Total General and Administrative Expense — Related Party	$10,656	$8,636	$4,726
Omnibus Agreement
Concurrent with closing the IPO, we entered into an omnibus agreement with CONSOL, Noble Energy, CONE Gathering and our general partner that addresses the following matters:

•	our payment of an annually-determined administrative support fee, which totaled $0.5 million for the year ended December 31, 2016, for the provision of certain services by CONSOL and its affiliates;

•
our payment of an annually-determined administrative support fee, which totaled $0.8 million for the year ended December 31, 2016, for the provision of certain executive services by CONSOL and its affiliates;

•
our payment of an annually-determined administrative support fee, which totaled $0.3 million for the year ended December 31, 2016, for the provision of certain executive services by Noble Energy and its affiliates;

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
Employee Secondment Agreement
In connection with the closing of the IPO, we entered into an employee secondment agreement with Noble Energy, pursuant to which an employee of Noble Energy is seconded to us to provide investor relations and similar functions. Under this agreement, we reimburse Noble Energy for the salary, benefits, insurance, payroll taxes and other employment expenses related to the seconded employee.
Operational Services Agreement
Concurrent with the closing of the IPO, we entered into an operational services agreement with CONSOL, and on December 1, 2016, in connection with the consummation of the Exchange Agreement, the operational services agreement was amended and restated.  Consistent with the original operational services agreement, under the amended and restated operating agreement, under which CONSOL provides certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CONSOL may mutually agree upon from time to time. CONSOL prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CONSOL submits actual expenditures for reimbursement on a monthly basis, and we reimburse CONSOL for any direct third-party costs incurred by CONSOL in providing these services.
The operational services agreement has an initial term ending September 30, 2034 and will continue in full force and effect unless terminated by either party at the end of the initial term or any time thereafter by giving not less than six months’ prior notice to the other party of such termination. CONSOL may terminate the operational services agreement if (1) we become insolvent, declare bankruptcy or take any action in furtherance of, or indicating our consent to, approval of, or acquiescence in, a similar proceeding or (2) upon not less than 180 days notice. We may immediately terminate the agreement (1) if CONSOL becomes insolvent, declares bankruptcy or takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, a similar proceeding, (2) upon a finding of CONSOL’s willful misconduct or gross negligence that has had a material adverse effect on any of our gathering pipelines and dehydration, treating and compressor stations and facilities or our business or (3) CONSOL is in material breach of the operational services agreement and fails to cure such default within 45 days.
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
Gathering Agreements
Upon consummation of the Exchange Agreement, we entered into new fixed-fee gathering agreements with each of CNX Gas and Noble Energy that replaced the gathering agreements that had been in place since the IPO. In addition to incorporating changes related to the Sponsors' termination of their upstream joint venture and JDA, the new gathering agreements provide more clarity on each Sponsor's acreage dedication to the Partnership and related releases and allow each Sponsor to independently advance its own development program. We also anticipate that the new gathering agreements will simplify the decision making process relating to the Partnership's ability to gather third party gas.

Under the new gathering agreements, the fees we receive for gathering services (which are outlined below), will generally remain the same as under the prior gathering agreements, and CNX Gas and Noble Energy will continue to dedicate all of their existing Marcellus Shale acres in the dedication area to us for natural gas midstream services and to dedicate their existing Marcellus Shale acreage in the Moundsville area (Marshall County, West Virginia), the Pittsburgh International Airport area and the Majorsville area (Marshall County, West Virginia and Greene and Washington Counties, Pennsylvania) to us for condensate gathering and handling services. In addition, CNX Gas and Noble Energy will continue to dedicate certain coal bed methane wells, certain horizontal wells drilled to the Upper Devonian formation and the acreage associated with such wells to us for natural gas midstream services. All such dedications remain subject to the release provisions set forth in each gas gathering agreement, as described below.

Under the gathering agreements that were in place from the date of the IPO through November 30, 2016, we received a fee based on the type and scope of the midstream services we provided, summarized as follows:

•	For the services we provided with respect to natural gas that did not require downstream processing, or dry gas, we received a fee of $0.41 per MMBtu in 2016.

•
For the services we provided with respect to the natural gas that required downstream processing, or wet gas, we received a fee of $0.282 per MMBtu in the Moundsville (Marshall County, West Virginia) and Pittsburgh International Airport areas and $0.564 per MMBtu for all other areas in the dedication area in 2016.

•	For condensate services we received a fee of $5.125 per Bbl in the Majorsville area and $2.563 per Bbl in the Moundsville area in 2016.

Under the new gathering agreements, which became effective as of December 1, 2016, we continue to receive a fee based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we will receive a fee of $0.42 per MMBtu in 2017.

•	For the services we provide with respect to the natural gas that requires downstream processing, or wet gas, we will receive:

◦	a fee of $0.289 per MMBtu in 2017 in the Moundsville area (Marshall County, West Virginia);

◦	a fee of $0.289 per MMBtu in 2017 in the Pittsburgh International Airport area; and

◦	a fee of $0.578 per MMBtu in 2017 for all other areas in the dedication area.

•
For the services we provide to each of our Sponsors with respect to natural gas from the Utica Shale formation, we will receive a weighted average rate of $0.22 per MMBtu in 2017, which is consistent with the fees charged to date.

•	For 2017, our fee for condensate services will be $5.25 per Bbl in the Majorsville area and $2.627 per Bbl in the Moundsville area.

Under the new gathering agreements, each of the foregoing fees will escalate by 2.5% on January 1 of each year, beginning on January 1, 2018. Notwithstanding the foregoing, from time to time, each of our Sponsors may request rate reductions under certain circumstances, which are reviewed by the board of directors of our general partner, with oversight, as our board of directors deems necessary, by our conflicts committee. No rate reduction arrangements are currently active.
Under the new gathering agreements, we will continue to gather, compress, dehydrate and deliver all of our Sponsors’ dedicated natural gas in the Marcellus Shale on a first-priority basis and to gather, inject, stabilize and store all of our Sponsors’ dedicated condensate on a first-priority basis, with the exception of the following:

•
until December 1, 2018, CNX Gas will receive first-priority service in our Majorsville system with respect to a certain volume of production (revised bi-annually) and any excess production will receive second-priority service; and

•
until December 1, 2018, Noble Energy will receive first-priority service in our McQuay system with respect to a certain volume of production (revised bi-annually) and any excess production will receive second-priority service.

Each of our Sponsors provides us with quarterly updates on its drilling and development operations, which include detailed descriptions of the drilling plans, production details and well locations for the following 24 months and a three to ten year plan that includes more general development plans. In addition, we regularly meet with our Sponsors to discuss our current plans to timely construct the necessary facilities to be able to provide midstream services to them on our dedicated acreage. In the event that we do not perform our obligations under a gathering agreement, CNX Gas or Noble Energy, as applicable, will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication discussed below and indemnification from us.

In addition to the natural gas and condensate that is produced from the dedicated acreage, each of our Sponsors may elect to dedicate non-Marcellus Shale properties located in the dedication area to us in which the Sponsor has an interest. If a Sponsor elects to dedicate any such property, then that Sponsor will propose a fee for the associated midstream services we would provide. So long as the proposed fee generates a rate of return consistent with the Sponsor’s existing gathering agreement on both incremental capital and operating expense associated with any expenditures necessary to gather gas from such property, any midstream services that we agree to provide will be on a second priority basis; second only to the first priority basis afforded to each of our Sponsors on their respective dedicated production. Throughput that we currently gather from Utica Shale wells operated by either one of our Sponsors is addressed in the new gathering agreements.

Our gathering agreements provide that if we fail to timely complete the construction of the facilities necessary to provide midstream services to a Sponsor's dedicated acreage or have an uncured default of any of our material obligations that has caused an interruption in our services to a Sponsor for more than 90 days, the affected acreage will be permanently released from our dedication. Also, after the third anniversary of each gathering agreement (December 1, 2019), if CNX Gas or Noble Energy, as applicable, drills a well that is located more than a certain distance from a connection to our current gathering system (and is not to be serviced by our gathering systems as reflected in the then-existing gathering system plan) and a third-party gatherer offers a lower cost of service, and such Sponsor elects to utilize the third-party gatherer, then the acreage associated with such well will be permanently released from our dedication. Any permanent releases of our Sponsors’ acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our gathering agreements also provide that in certain situations, such as an uncured default of any of our material obligations under the gathering agreement for more than 45 days but less than 90 days, our dedicated acreage can be temporarily released from our dedication. In addition, if we interrupt or curtail the receipt of a Sponsor's gas under certain conditions for a period of five consecutive days or more than seven days within any consecutive two week period, then the applicable Sponsor can temporarily release from the dedication under its gathering agreement the affected volumes for a period lasting until the first day of the month following 30 days after our notice to the Sponsor that the interruption or curtailment has ended. Although there have not been any such instances to date, any temporary releases of acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

While our gathering agreements run with the land and, subject to the exceptions described herein, are binding on a transferee of any of our dedicated acreage, the agreements provide that each of our Sponsors may divest up to 25,000 net acres of its dedicated acreage (plus or minus the net of acreage acquired or divested within the dedicated area since our IPO) free of the dedication to us. The amount of net acreage that may be divested by each Sponsor free of the dedication will be increased by the amount, if any, of the net acreage acquired (or deemed acquired) by such Sponsor in the dedication area that will become automatically dedicated to us. For purposes of determining if acreage can be released free and clear of the dedications under our gathering agreements, the actual net acreage divested or acquired may be adjusted upwards or downwards based on the geographic location of such net acreage, the timing of the respective divestiture or acquisition and certain other conditions in the gas gathering agreements. There are no restrictions under our gathering agreements on a Sponsor’s ability to transfer acreage in the ROFO area, and any transfer of a Sponsor’s acreage in the ROFO area will not be subject to our right of first offer.

Upon completion of its initial term in 2034, each of our gathering agreements will continue in effect from year to year until such time as the agreement is terminated by either us or the Sponsor party to such agreement on or before 180 days prior written notice.

Contribution Agreement
On November 16, 2016, we acquired the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering in exchange for (i) cash consideration in the amount of $140.0 million, (ii) the Partnership’s issuance of 5,183,154 common units representing limited partner interests in the Partnership at an issue price of $20.42 per common unit, calculated as the volume-weighted average trading price of the common units over the trailing 20-day trading period ending on November 11, 2016, and (iii) the Partnership’s issuance to our general partner of an additional general partner interest in the Partnership in an amount necessary for our general partner to maintain its two percent general partner interest in the Partnership. The cash consideration was distributed and the Unit Consideration issued 50% to CNX Gas, a wholly owned subsidiary of CONSOL, and 50% to NBL Midstream, a wholly owned subsidiary of Noble Energy. The Acquisition was made pursuant to a Contribution Agreement, dated November 15, 2016, by and among the Partnership, our general partner, CONE Gathering, the Operating Company and the other parties thereto. At December 31, 2016, we owned a 100% controlling limited partner interest in the Anchor Systems and a 5% controlling limited partner interest in each of the Growth and Additional Systems.

NOTE 5 — CONCENTRATION OF CREDIT RISK
The Sponsors accounted for all of the Partnership’s gathering revenue in the years presented. Revenues attributable to each Sponsor were as follows (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
CONSOL	$122,880	$103,678	$66,133
Noble Energy	116,331	99,745	63,954
Total Gathering Revenue	$239,211	$203,423	$130,087

NOTE 6 — RECEIVABLES - RELATED PARTY
Receivables consisted of the following at December 31 (dollars in thousands):

	2016	2015
Gathering fees:
CONSOL	$10,956	$10,221
Noble Energy	8,268	19,246
Contributions receivable:
CONSOL	—	3,360
Noble Energy	—	3,360
Other	3,210	231
Total Receivables — Related Party	$22,434	$36,418

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31 (dollars in thousands):

	2016	2015	Estimated Useful Lives in Years
Land	$72,878	$76,755	N/A
Gathering equipment	643,422	561,642	25 — 40
Compression equipment	169,681	122,705	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	13,772	105,837	N/A
Total Property and Equipment	$930,732	$897,918

Less: Accumulated Depreciation
Gathering equipment	$37,275	$21,130
Compression equipment	10,590	6,998
Processing equipment	4,307	3,481
Total Accumulated Depreciation	$52,172	$31,609

Property and Equipment, Net	$878,560	$866,309

NOTE 8 — OTHER ASSETS
Other assets consisted of the following at December 31 (dollars in thousands):

	2016	2015
Pipe stock	$8,596	$—
Financing fees	286	449
Deposits	79	79
Total Other Assets	$8,961	$528
In June 2016, the Partnership agreed to sell a portion of existing excess pipe supply that was not dedicated to specific projects to an unrelated third party for an amount that was below its carrying cost. Prior to June 30, 2016, management intended to sell the excess pipe or consider alternative capital projects in which the pipe may be used within the next 12 months; accordingly, the pipe was historically classified as a current asset in inventory. Due to the uncertainty that surrounds the use of the remaining pipe and the Partnership's willingness to liquidate the pipe at a discounted value, the Partnership reclassified the remaining pipe to a long-term asset at June 30, 2016 and simultaneously reduced the carry value of excess pipe to the value that was commensurate with the sale price. This adjustment, which was recorded in the Partnership's Growth System segment, is reflected within pipe revaluation in the accompanying consolidated statements of operations for the year ended December 31, 2016. The value of the pipe at December 31, 2016 is supported by current market prices.

NOTE 9 — ACCOUNTS PAYABLE - RELATED PARTY
Related party payables consisted of the following at December 31 (dollars in thousands):

	2016	2015
CONSOL:
Expense reimbursements	$999	$1,173
Capital expenditures reimbursements	1,148	2
General and administrative services	1,964	402
Operational expenditures reimbursements	395	—
Other reimbursement	1,060	—
Due to CONSOL total	$5,566	$1,577

Noble Energy:
Capital expenditures reimbursements	1,105	—
General and administrative services	53	51
Operational expenditures reimbursements	401	—
Other reimbursement	1,060	—
Due to Noble Energy total	$2,619	$51

CONE Gathering LLC:
Capital expenditures reimbursement to CONE Gathering LLC	104	—
Due to CONE Gathering LLC total	$104	$—

Total Accounts Payable — Related Party	$8,289	$1,628

NOTE 10 — REVOLVING CREDIT FACILITY
We are party to a credit facility agreement which provides for a $250 million unsecured five year revolving credit facility that matures on September 30, 2019. Our revolving credit facility is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. Borrowings under our revolving credit facility bear interest at our option at either:

•
the base rate, which is defined as the highest of (i) the federal funds rate plus 0.50%; (ii) JP Morgan’s prime rate; or (iii) the daily LIBOR rate for a one month interest period plus 1.00%; in each case, plus a margin varying from 0.125% to 1.00% depending on our most recent consolidated total leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating; or

•
the LIBOR rate plus a margin varying from 1.125% to 2.00%, in each case, depending on our most recent consolidated leverage ratio (as defined in the agreement governing our revolving credit facility) or our credit rating, as the case may be.

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
Our revolving credit facility contains covenants and conditions that, among other things, limit (subject to certain exceptions) our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. We are also subject to covenants that require us to maintain certain financial ratios, the most important of which are as follows:

•
The ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter may not exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0 This consolidated leverage ratio is calculated as the total amount outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP. The Partnership is in compliance with this financial covenant at December 31, 2016.

•
The ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters may not be less than 3.0 to 1.0. This consolidated interest coverage ratio is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The Partnership is in compliance with this financial covenant at December 31, 2016.

The Partnership had the maximum amount of revolving credit available for borrowing at December 31, 2016, or $83.0 million.

The outstanding balances and interest rates on our revolving credit facility are as follows at December 31 (dollars in thousands):

	2016		2015
	Debt	Interest Rate (1)	Debt	Interest Rate (2)
Credit facility, due September 30, 2019	$167,000	2.26%	$73,500	2.18%
(1) The weighted average annual interest rate consists of LIBOR rate, plus a margin as described above.
(2) The weighted average annual interest rate consists of JP Morgan's prime rate and LIBOR rate, plus a margin as described above.
As of December 31, 2016, we had outstanding debt issuance costs of $0.4 million, net of accumulated amortization, which were incurred in connection with the issuance of our credit facility. The debt issuance costs are being amortized in interest expense through September 30, 2019, which is the maturity date of the credit facility.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION
As of December 31, 2016, we had a receivable from CONE Gathering related to capital expenditures for $2.4 million. In addition, we had a payable related to capital expenditures due to CNX Gas and Noble Energy for $2.3 million. For the year ended December 31, 2016, we paid $1.6 million in interest on our revolving credit facility.
As of December 31, 2015, we had receivables of $6.7 million related to Sponsors' investments.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 13 — LEASES
We have entered into various non-cancelable operating leases primarily related to compression facilities. Future minimum lease payments under operating leases as of December 31, 2016 are as follows (dollars in thousands):

Minimum Lease Payments
Year ending December 31, 2017	$4,548
Year ending December 31, 2018	2,048
Year ending December 31, 2019	1,098
$7,694
Rental expense under operating leases was $7.7 million, $9.2 million and $6.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. These expenses are included within operating expense - third party on our consolidated statement of operations.

NOTE 14 — SEGMENT INFORMATION
Operating segments are the revenue-producing components of a company for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. The Partnership has three operating segments, which are also its reportable segments - the Anchor Systems, Growth Systems and Additional Systems, each of which does business entirely within the United States of America. See Note 1 - Description of Business and Initial Public Offering for details. Segment results for the periods presented are as follows (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Gathering Revenue - Related Party:
Anchor Systems	$197,878	$156,274	$112,904
Growth Systems	10,359	13,435	9,745
Additional Systems	30,974	33,714	6,202
Other (*)	—	—	1,236
Total Gathering Revenue - Related Party	$239,211	$203,423	$130,087

Net Income (Loss):
Anchor Systems	$124,045	$93,529	$58,870
Growth Systems	(6,624)	4,854	2,956
Additional Systems	12,701	17,148	2,504
Other (*)	—	—	497
Total Net Income	$130,122	$115,531	$64,827

	For the Years Ended December 31,
	2016	2015	2014
Depreciation Expense:
Anchor Systems	$14,333	$10,717	$5,238
Growth Systems	2,157	1,948	1,952
Additional Systems	4,711	2,388	1
Other (*)	—	—	139
Total Depreciation Expense	$21,201	$15,053	$7,330

Capital Expenditures for Segment Assets:
Anchor Systems	$37,133	$149,518	$119,949
Growth Systems	1,089	22,058	33,498
Additional Systems	12,438	119,635	105,737
Other (*)	—	—	10,502
Total Capital Expenditures	$50,660	$291,211	$269,686

(*)
Consists of assets that were retained by our Predecessor, CONE Gathering, and accordingly were not part of the transactions that occurred in connection with the closing of the IPO. See Note 1 - Description of Business, Initial Public Offering and Basis of Presentation.

	December 31,
	2016	2015
Segment Assets:
Anchor Systems	$571,415	$567,132
Growth Systems	98,447	102,249
Additional Systems	248,695	255,044
Total Segment Assets	$918,557	$924,425

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
During the year ended December 31, 2016, our general partner granted equity-based phantom units under our LTIP, which are accounted for under ASC 718 - Compensation - Stock Compensation. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years. The current year phantom unit grant was expanded to more employees of the general partner than the 2015 grant, which management believes will more fully align employees' interests with those of the Partnership. A reconciliation of the number of unvested units outstanding at December 31, 2015 to December 31, 2016 is below:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2015	32,070	$19.98
Granted	153,143	9.85
Vested	(19,750)	19.83
Forfeited	(7,346)	11.78
Total awarded and unvested at December 31, 2016	158,117	$10.57
The Partnership accounts for phantom units as equity awards and records compensation expense based on the fair value of the awards at their grant date fair value. The Partnership recognized $0.8 million and $0.4 million of compensation expense for the years ended December 31, 2016 and 2015, respectively, which was included in general and administrative expense - related party in the consolidated statements of operations. There was no compensation expense recognized during the year ended December 31, 2014.
At December 31, 2016, unrecognized compensation expense related to all outstanding awards was $0.9 million.

NOTE 16 — SUBSEQUENT EVENTS
On January 19, 2017, the board of directors of our the general partner declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2016 of $0.2724 per common and subordinated unit. The cash distribution was paid on February 14, 2017 to unitholders of record at the close of business on February 6, 2017.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	For the Quarters Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2016
Revenue	$62,248	$58,407	$60,729	$57,827
Net income	$37,295	$24,468	$36,381	$31,978
Net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP	$24,790	$23,217	$23,631	$24,848
Net income per limited partner unit:
Basic	$0.42	$0.39	$0.40	$0.38
Diluted	$0.42	$0.39	$0.40	$0.38

Year Ended December 31, 2015
Revenue	$43,168	$47,717	$53,753	$58,785
Net Income	$21,216	$24,905	$33,614	$35,796
Net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP	$14,212	$14,912	$19,657	$22,466
Net income per limited partner unit:
Basic	$0.24	$0.25	$0.33	$0.38
Diluted	$0.24	$0.25	$0.33	$0.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of our general partner, including the principal executive officer and principal financial officer of our general partner, an evaluation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), was conducted as of the end of the period covered by this annual report on Form 10-K.  Based upon this evaluation, the chief executive officer and chief financial officer of our general partner have concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016.

This annual report on Form 10-K for the fiscal year ended December 31, 2016 does not include an attestation report of the Partnership's independent accounting firm, as permitted by the transition period established by rules of the Securities and Exchange Commission for recently public companies.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
We are, however, required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

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
Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in this annual report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

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

Board Leadership Structure

Mr. Lewis, the chief executive officer of our general partner, served as the chairman of the board of directors of our general partner during 2016. Pursuant to the terms of the amended and restated limited liability company agreement of our general partner, Mr. Lewis’ term as chairman of the board of directors ended on December 31, 2016, and effective as of January 1, 2017, Mr. Stephen W. Johnson was appointed by the board of directors of our general partner to serve as chairman of the board of directors for a two-year term ending on January 1, 2019.
The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits that the same person may, but is not required to, hold both offices. Directors of the board of directors of our general partner are designated or appointed by CONE Gathering, in which each of CONSOL and Noble Energy own a 50% membership interest. Accordingly, unlike holders of common stock in a corporation, our unitholders will have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.

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

Non-Management Executive Sessions and Unitholder Communications

During the last fiscal year, the non-management directors met twice in executive session.  Ms. Minas, as Chair of the audit committee, acted as presiding director in such sessions.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at CONE Midstream Partners LP, 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Meetings and Other Information

During the last fiscal year, our board of directors had nine meetings, of which four were "regularly scheduled meetings" and six were "special meetings". Our audit committee had eight meetings, of which four were "regularly scheduled meetings" and four were "special meetings". All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings.

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Whistleblower Policy and Audit Committee Charter are available on our website under the Corporate Governance tab. Our Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendment to or waiver of our Code of Business Conduct and Ethics either on our website or in a Current Report on Form 8-K filed with the SEC.

Directors and Executive Officers of CONE Midstream GP LLC

Directors are appointed by CONE Gathering, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors and executive officers of CONE Midstream GP LLC as of February 1, 2017.

Name	Age	Position with Our General Partner
John T. Lewis	60	Director and Chief Executive Officer
David M. Khani	53	Director and Chief Financial Officer
Joseph M. Fink	37	Chief Operating Officer
Brian R. Rich	40	Chief Accounting Officer
Kirk A. Moore	60	General Counsel and Secretary
Stephen W. Johnson	58	Director and Chairman of the Board
Kenneth M. Fisher	55	Director
Angela A. Minas	52	Director and Audit Committee Chair
John Chandler	47	Director and Audit Committee Member
John Jackson	58	Director and Audit Committee Member

John T. Lewis was appointed a director and Chief Executive Officer of our general partner effective May 30, 2014 and served as Chairman of the Board of our general partner from May 30, 2014 until December 31, 2016. Mr. Lewis has served as Senior Vice President of Noble Energy since April 2013 and is currently responsible for Corporate Development at Noble Energy. He previously served as Vice President of the Southern Region of Noble Energy’s North America division from 2008 and was Director of Asset Development and Reserves at Noble Energy from 2006. Prior to joining Noble Energy, he held various positions with BP America, Vastar and ARCO. We believe that Mr. Lewis’s substantial prior experience with Noble Energy and other companies engaged in energy-related businesses will provide the board of directors with valuable insight.

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

Brian R. Rich was appointed Chief Accounting Officer of our general partner effective November 4, 2015. Prior to his appointment as Chief Accounting Officer of our general partner, Mr. Rich served as a senior manager within CONSOL's accounting department, which he joined in November 2014 and subsequently served in positions of increasing responsibility. Prior to joining CONSOL, Mr. Rich held various accounting positions at Education Management Corporation from March 2007 through November 2014, including Vice President and Assistant Controller, a position he held upon his departure. Prior to his time at Education Management Corporation, Mr. Rich served in various positions (from associate through manager) with PricewaterhouseCoopers LLP from October 1999 through March 2007, primarily serving the energy sector. Mr. Rich is a Certified Public Accountant licensed in Pennsylvania.

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

Stephen W. Johnson was appointed a director of our general partner effective May 30, 2014 and as Chairman of the Board of our general partner effective January 1, 2017. Mr. Johnson has served as Executive Vice President and Chief Legal and Corporate Affairs Officer of CONSOL and CNX Gas Corporation since January 1, 2013. Prior to that time, Mr. Johnson served as Senior Vice President and General Counsel of CONSOL and CNX Gas Corporation from 2009 through 2012. He served as Executive Vice President and General Counsel for CNX Gas from 2007 to 2009 and as Senior Vice President and General Counsel for CNX Gas from 2005 to 2007. Prior to joining CONSOL, Mr. Johnson was a partner with Reed Smith LLP and a shareholder with Buchanan Ingersoll & Rooney PC. We believe Mr. Johnson’s extensive knowledge of our industry and our operations gained during his years of service with CONSOL in positions of increasing responsibility, as well as his legal knowledge and experience provide the board of directors with valuable experience.

Kenneth M. Fisher was appointed a director of our general partner effective May 30, 2014. Mr. Fisher was elected Executive Vice President and Chief Financial Officer of Noble Energy in April 2013, previously serving as Senior Vice President and Chief Financial Officer of Noble Energy from November 2009. Mr. Fisher has also served as Chairman of the Board of Noble Midstream Partners LP since September 2016. Before joining Noble Energy, Mr. Fisher served as Executive Vice President of Finance for Upstream Americas for Shell from July 2009 to November 2009 and served as Director of Strategy & Business Development for Royal Dutch Shell plc in The Hague from August 2007 to July 2009. Prior to joining Shell in 2002, Mr. Fisher held senior finance positions within business units of General Electric Company. We believe Mr. Fisher’s energy industry and financial experience provides the board of directors with valuable experience in our financial and accounting matters.

Angela A. Minas was appointed a director of our general partner and chairperson of our audit committee effective September 25, 2014. Ms. Minas also currently serves on the board of directors of the general partner of Ciner Resources LP, a public master limited partnership, where she also serves as Audit Committee Chair, and on the board of directors of the general partner of Westlake Chemical Partners LP, a public master limited partnership. Ms. Minas previously served as Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a private exploration and production portfolio company backed by Pine Brook Road Partners, a private equity firm. From 2008 to 2012, Ms. Minas served as Vice President and Chief Financial Officer of the general partner of DCP Midstream Partners, LP, a public master limited partnership. From 2006 to 2008, Ms. Minas served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC, a public master limited liability company. Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.

John Chandler was appointed a director of our general partner and member of our audit committee effective October 14, 2014. Mr. Chandler also currently serves on the board of directors of the general partners of USA Compression Partners LP and on the board of directors of the general partner of Green Plains Partners LP, and serves as Audit Committee Chair for the board of directors of the general partner of each of these publicly traded master limited partnerships. From 2002 to 2014, Mr. Chandler served as the Chief Financial Officer and Treasurer of Magellan Midstream Holdings, GP.  Prior to joining Magellan, Mr. Chandler served in various senior financial planning, strategic development and accounting positions with Williams Energy Services, LLC from 1998 to 2002 and with Mapco, Inc. from 1992 to 1998. We believe that Mr. Chandler's career in the energy industry and experience in financial matters allows him to provide important insight and perspective to the Board.

John Jackson was appointed a director of our general partner and member of our audit committee effective January 20, 2015. Mr. Jackson is the President and CEO of Spartan Energy Partners, LP (“Spartan”), a privately owned gas gathering, treating & processing company. He has been with Spartan since its formation in March, 2010. Mr. Jackson was Chairman, CEO and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider from February 2008 until its sale in October of 2009. He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc. (NYSE: EXH), from July 2004 until May 2010. Mr. Jackson served as Hanover’s President and CEO from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson is a director of Seitel, Inc., a privately owned provider of seismic data to the oil & gas industry in North America, since August 2007, Select Energy Services, LLC, a privately owned total water management company for oil and gas companies, since January 2012 & Main Street Capital Corporation (NYSE: MAIN) a publicly traded BDC, since August 2013. Previously, Mr. Jackson served as a director of Encore Energy Partners (NYSE: ENP) from January 2009 until its sale in December 2011 and RSH Energy, LLC, a privately owned engineering firm, from September 2013 to March 2014. He also serves on the board of several non-profit organizations. We believe that Mr. Jackson's background in the energy industry and experience in financial matters, along with the leadership attributes indicated by his executive experience, provide an important source of insight and perspective to the Board.

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
Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2016.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Neither we nor our general partner employ any of the individuals who serve as executive officers of our general partner and are responsible for managing our business. We are managed by our general partner, the executive officers of which are employees of CONSOL and Noble Energy. Because our general partner’s executive officers are employed by CONSOL and Noble Energy, compensation of our executive officers is set and paid by CONSOL and Noble Energy, as applicable, under their respective compensation programs. We and our general partner have entered into an omnibus agreement with CONSOL and Noble Energy pursuant to which, among other matters:

•	CONSOL and Noble Energy make available to our general partner the services of their employees who act as the executive officers of our general partner;

•
our general partner pays a fixed administrative fee to each of CONSOL and Noble Energy to cover the services provided to us by the executive officers of our general partner who are employees of CONSOL and Noble Energy, respectively.

For 2016, our “Named Executive Officers” ("NEOs") were:

•	John T. Lewis, Chief Executive Officer; and

•	David M. Khani, Chief Financial Officer; and

•	Joseph M. Fink, Chief Operating Officer.

Messrs. Lewis and Khani, who are also executive officers of Noble Energy and CONSOL, respectively, devote the majority of their time to their respective roles at Noble Energy and CONSOL and also spend time, as needed, directly managing our business and affairs. Mr. Fink, who is an employee of CONSOL, also performs responsibilities for CONSOL unrelated to our business; however, Mr. Fink devotes substantially all of his working time to us and our general partner. Pursuant to the terms of the omnibus agreement, we pay a fixed administrative fee to Noble Energy and CONSOL, which covers the services provided to us by all of our executive officers. Except with respect to equity awards that were granted and may be granted from time to time in the future under our equity compensation plans, our executive officers do not receive any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed administrative fee we pay to Noble Energy and CONSOL, we do not otherwise pay or reimburse any compensation amounts to our executive officers.

Compensation Committee Report
We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our named executive officers.  Rather, the compensation of our executive officers is set and paid by CONSOL and Noble Energy, as applicable, under their respective compensation programs, and under the omnibus agreement, our general partner pays a fixed administrative fee to cover the services provided to us by the executive officers of our general partner who are employees of CONSOL and Noble Energy.  In light of the foregoing, the board of directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth herein and, based on such review and discussions, determined that it be included in this annual report on Form 10-K.
Submitted by:        John T. Lewis
David M. Khani
Stephen W. Johnson, Chairman of the Board
Kenneth M. Fisher
Angela A. Minas
John Chandler
John Jackson

Summary Compensation Table

The following summarizes the total compensation paid to our named executive officers for their services in relation to our business for 2016, 2015 and 2014:

Name and Principal Position	Year	Salary	Equity Awards (2)	Non-Equity Incentive Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
John T Lewis (Chief Executive Officer) (1)	2016	$—	$—	$—	$—	$—	$—
	2015	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—
David Khani (Chief Financial Officer) (1)	2016	$—	$—	$—	$—	$—	$—
	2015	$—	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—
Joseph M. Fink (Chief Operating Officer)	2016	$227,697	$100,000	$161,122	$33,519	$40,430	$562,768
	2015	$223,161	$100,000	$103,848	$—	$34,567	$461,576
	2014	$217,366	$75,000	$118,556	$58,272	$26,372	$495,566
(1) Messrs. Lewis and Khani devote approximately 10% of their overall working time to our business, and the compensation Messrs. Lewis and Khani receive from Noble Energy and CONSOL, respectively, in relation to their services for us do not comprise a material amount of their total compensation.

(2) In 2014, the value represents awards of restricted/performance stock units in CONSOL and are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding the impact of estimated forfeitures related to service-based vesting conditions). The grant date fair value is computed based upon the closing price of CONSOL’s stock on the date of grant, except that for performance share units, there is an adjustment based on estimated probability that the performance conditions required for vesting will be achieved and an adjustment for the valuation of the market condition which is in accordance with FASB ASC Topic 718. In 2015 and 2016, the values represent awards of CONE Midstream Partners LP phantom units, which are similar to restricted stock units. All values do not correspond to the actual value that will be recognized by the named executive at the time such units vest.

(3) Includes cash incentives earned in the applicable year under the CONSOL Short-Term Incentive Compensation Plan. The relevant performance measures underlying the cash awards were satisfied in the applicable annual performance period.

(4) Amount reflects the actuarial increase in the present value of the named executive’s benefits under the CONSOL Employee Retirement Plan and the Defined Contribution Restoration Plan. For Mr. Fink, zero is shown for 2015 because the actual change in pension value was a decrease in the amount of $4,909. This was primarily due to the qualified pension plan being frozen as of December 31, 2014 and the change in interest rates.

(5) Mr. Fink’s personal benefits for 2016 include an annual vehicle allowance of $13,000, $13,715 in matching contributions and a $13,715 discretionary contribution made by CONSOL under its 401(k) plan made by CONSOL. Mr. Fink’s personal benefits for 2015 include an annual vehicle allowance of $13,000, an annual physical exam, and $19,722 in matching contributions made by CONSOL under its 401(k) plan.

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
As explained above, Messrs. Lewis and Khani currently devote a portion of their overall working time to our business, and the compensation these named executives receive in relation to their services for us does not comprise a material amount of their total compensation. In addition, except for the fixed administrative support fee that our general partner pays to

CONSOL and Noble Energy pursuant to the terms of the omnibus agreement, and any awards that may be granted in the future to Messrs. Lewis and Khani under our equity compensation plans, we do not pay or reimburse any compensation amounts to or for Messrs. Lewis and Khani. During 2016 and 2015, Mr. Fink devoted substantially all of his working time to matters relating to our business, and all of our other executive officers devoted substantially less than a majority of their working time to matters relating to our business. The following sets forth a more detailed explanation of the elements of CONSOL's compensation programs as they relate to Mr. Fink.

Base Salary.

Base salary is designed to provide a competitive fixed rate of pay recognizing employees’ different levels of responsibility and performance. In setting an executive’s base salary, CONSOL considers factors including, but not limited to, external market data, the internal worth and value assigned to the executive’s role and responsibilities at CONSOL, and the named executive’s skills and performance. As of December 31, 2016, Mr. Fink’s annual base salary was $230,175.

Annual Cash Incentives.

CONSOL’s annual cash incentive program provides participants with an opportunity to earn performance based annual cash bonus awards. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s base salary. For 2016, Mr. Fink had a target bonus of 35% of his annual base salary, with a potential payout up to 200% of target based on company performance metrics, which for 2016 included metrics relating to free cash flow, employee and contractor safety, and environmental compliance. For 2016, CONSOL paid a cash bonus to Mr. Fink at a level of 200% of their respective target award levels.

Long-Term Equity-Based Compensation Awards.

Beginning in 2015, Mr. Fink’s long-term incentive awards include phantom units granted under CONE Midstream's 2014 Long-Term Incentive Plan (the “LTIP”).
The following provides additional information about Mr. Fink’s outstanding equity awards in CONE Midstream as of December 31, 2016.

Outstanding Equity Awards for CONE Midstream Partners LP at December 31, 2016
	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested
	(Exercisable)	(Unexercisable)
	(#)	(#)	($)		(#)	($)	(#)	($)
Joseph M. Fink, Chief Operating Officer	—	—	—	N/A	15,114 (1)	355,935 (2)	—	—
(1) Phantom units granted on January 20, 2015 and February 17, 2016 (and related distribution equivalent rights, which entitle the recipient to receive additional phantom units on a quarterly basis with a value equal to the per unit cash distribution paid in respect of such quarter ), which vest in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.

(2) The market value for the phantom units was determined by multiplying the closing market price for the Partnership's common units on December 31, 2016 ($23.55) by the number of units underlying the phantom unit.

Our executive officers have received and may continue to receive equity or equity-based awards in CONSOL and Noble Energy, as applicable, under their respective equity compensation programs. The following provides additional information about Mr. Fink’s outstanding equity awards in CONSOL as of December 31, 2016.

Outstanding Equity Awards for CONSOL at December 31, 2016
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
	(Exercisable)
	(#)	($)		(#)	($)
Joseph M. Fink, Chief Operating Officer	1,058 (1)	27.90	2/17/2019	—	—
	634 (2)	50.50	2/19/2020	—	—
	1,021 (3)	48.61	2/23/2021	—	—
	1,453 (4)	36.14	1/26/2022
	—	—	—	676 (5)	12,323 (6)
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

(6) The market value for restricted stock units was determined by multiplying the closing market price for CONSOL common stock on December 30, 201($18.23) by the number of shares underlying the restricted stock units.

Retirement, Health, Welfare and Additional Benefits.

Our executive officers are eligible to participate in the employee benefit plans and programs that CONSOL and Noble Energy may from time to time offer to their respective employees, subject to the terms and eligibility requirements of those plans. Our executive officers, including Mr. Fink, participate in these programs and CONSOL and Noble Energy, as applicable, remain responsible for 100 percent of the benefits provided thereunder for their respective employees.
With respect to the benefits offered by CONSOL as they relate to Mr. Fink, CONSOL employees are eligible to participate in a variety of employee benefit plans and programs which include a 401(k) savings plan and a supplemental defined contribution retirement plan that provides benefits to executive officers and key employees, including Mr. Fink, in excess of IRS imposed limits under the 401(k) savings plan.  Mr. Fink also participated in a broad-based qualified defined benefit pension plan sponsored by CONSOL Energy until December 31, 2014.  On September 20, 2014, the pension plan was amended to reduce future accruals of pension benefits as of December 31, 2014.  The plan amendment called for a hard freeze of the pension plan on December 31, 2014 for employees who were under age 40 or had less than 10 years of service as of September 30, 2014.

Severance and Change in Control Programs.

CONSOL and CONE Gathering have entered into change in control severance agreements with Mr. Fink, pursuant to which Mr. Fink would receive certain severance payments and benefits if his employment is terminated or constructively terminated after, or in connection with, a change in control of either CONSOL or CONE Gathering and subject to his executing a satisfactory release of claims. Under these circumstances, Mr. Fink would receive a lump sum cash payment equal to 1.5 times his base pay plus incentive pay and would also receive a pro-rated bonus for the year of termination, continuation of employee benefits (including the value attributable to continued participation in pension and similar benefit plans) for a period of 18 months following termination, and outplacement assistance. In addition, all of Mr. Fink’s equity awards would accelerate and vest in connection with a change in control.
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

Compensation of Our Directors

The officers or employees of our general partner or of our Sponsors who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of our Sponsors (our “non-employee directors”) receive cash and equity-based compensation for their services as directors. Our general partner's non-employee director compensation program consists of the following:

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
The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Option Awards	All Other Compensation	Total
Angela A. Minas	$80,000	$80,000	$—	$—	$160,000
John Chandler	$70,000	$80,000	$—	$—	$150,000
John Jackson	$60,000	$80,000	$—	$—	$140,000

(1)
The values set forth in this column are based on the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“FASB ASC Topic 718”). The grant date fair value is computed based upon the closing price of our common units on the date of grant. The values reflect the awards’ fair market value at the date of grant, and do not correspond to the actual value that will be recognized by the directors. As of December 31, 2016, the number of phantom units held by each of our current non-employee directors was 9,053.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth, as of February 1, 2017, the beneficial ownership of common units and subordinated units of CONE Midstream Partners LP and held by:

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

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(2)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned(2)	Percentage of Total Common Units and Subordinated Units Beneficially Owned(2)
Clearbridge Investments, LLC	2,930,995	8.53%	—	—%	4.61%
CNX Gas Company LLC(3)	7,110,637	20.7%	14,581,561	50.0%	34.1%
NBL Midstream, LLC(4)	7,110,638	20.7%	14,581,560	50.0%	34.1%
Oppenheimer Funds, Inc.	2,207,698	6.42%	—	—%	3.48%
(1) Unless otherwise indicated, the address for all beneficial owners in this table is c/o CONE Midstream GP LLC, 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317.
(2) Based on 34,367,580 common units and 29,163,121 subordinated units outstanding as of February 1, 2017.
(3) CNX Gas Company LLC owns a 50% membership interest in CONE Gathering LLC, which owns 100% of the membership interests in our general partner. CNX Gas Company LLC is a wholly owned subsidiary of CONSOL Energy Inc.
(4) Noble Energy, Inc. owns a 50% membership interest in CONE Gathering LLC, which owns 100% of the membership interests in our general partner. NBL Midstream, LLC, a wholly owned subsidiary of Noble Energy, Inc., owns the common units and subordinated units beneficially owned by Noble Energy, Inc.

Directors/Named Executive Officers	Total Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
John T. Lewis	7,500	*
David M. Khani	7,500	*
Joseph M. Fink	7,228	*
Brian R. Rich	—	—
Kirk A. Moore	4,500	*
Kenneth M. Fisher	7,500	*
Stephen W. Johnson	7,000	*
Angela A. Minas	31,891	*
John Chandler	17,391	*
John Jackson	17,390	*
All Directors and Executive Officers as a group (10 persons)	107,900	*
* Less than 1%.

The following table sets forth, as of February 1, 2017, the number of shares of CONSOL common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and named executive officers of our general partner as a group. The percentage of total shares is based on 229,447,311 shares outstanding as of February 1, 2017. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of February 1, 2017 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of February 1, 2017. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of CONSOL common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Common Stock Beneficially Owned	Percent of Total Outstanding
John T. Lewis	—	—
David M. Khani	155,604	*
Joseph M. Fink	4,629	*
Brian R. Rich	1,127	*
Kirk A. Moore	—	—
Kenneth M. Fisher	—	—
Stephen W. Johnson	321,545	*
Angela A. Minas	—	—
John Chandler	—	—
John Jackson	—	—
All Directors and Executive Officers as a group (10 persons)	482,905	*
* Less than 1%.

The following table sets forth, as of February 1, 2017, the number of shares of Noble Energy common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and named executive officers of our general partner as a group. The percentage of total shares is based on 430,524,340 shares outstanding as of February 1, 2017. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of February 1, 2017 and the shares underlying restricted stock awards that will be settled within 60 days of February 1, 2017. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of Noble Energy common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Common Stock Beneficially Owned	Percent of Total Outstanding
John T. Lewis	272,811	*
David M. Khani	—	—
Joseph M. Fink	—	—
Brian R. Rich	—	—
Kirk A. Moore	77,189	*
Kenneth M. Fisher	604,717	*
Stephen W. Johnson	—	—
Angela A. Minas	—	—
John Chandler	—	—
John Jackson	—	—
All Directors and Executive Officers as a group (10 persons)	954,717	*
* Less than 1%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information regarding the number of common units that are available for issuance under our LTIP as of December 31, 2016.

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
Our Sponsors collectively own 14,221,275 common units and 29,163,121 subordinated units, representing an aggregate 66.9% limited partner interest. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

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

 The consideration received by our general partner and its affiliates for our formation:

•	2% general partner interest; and

•	98% limited partner interest.

IPO Stage

The consideration received by our general partner and its affiliates in connection with the IPO for the contribution to us of a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems:

•	9,038,121 common units;

•	29,163,121 subordinated units;

•	a 2% general partner interest in us;

•	the incentive distribution rights; and

•	a distribution of approximately $408.0 million from the net proceeds of the IPO.

Post-IPO Operational Stage

Distributions of available cash to our general partner and its affiliates

•
We will generally make cash distributions of 98% to the unitholders pro rata, including our Sponsors, as holders of an aggregate of 14,221,275 common units and 29,163,121 subordinated units, and 2% to our general partner, assuming it makes any capital contributions necessary to maintain its 2% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% of the distributions above the highest target distribution level.

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

Agreements with Our Sponsors

We and other parties are parties to various agreements with our Sponsors and certain of their affiliates. These agreements address, among other things, the provision of services, the acquisition of assets and the assumption of liabilities by us and our subsidiaries. While not the result of arm’s-length negotiations, we believe that the terms of each of the agreements with our Sponsors and their affiliates are, and specifically intend the rates to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
For a description of our related party transactions, see Item 8, Note 4 - Related Party, which is incorporated herein by reference.
Director Independence

Our disclosures in Item 10. “Directors, Executive Officers and Corporate Governance” are incorporated herein by reference.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner has adopted a code of business conduct and ethics that provides that the board of directors of our general partner or its authorized committee will review on at least a quarterly basis all transactions with related persons that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a transaction with a related person and determines not to so ratify, the code of business conduct and ethics will provide that our management will make all reasonable efforts to cancel or annul the transaction.
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
Ernst & Young LLP served as the Partnership’s independent registered public accounting firm for the years ended December 31, 2016 and 2015.  The following table sets forth the aggregate fees billed by Ernst & Young LLP for the services they provided to us during each of the last two fiscal years.

	Year Ended December 31,
(in thousands)	2016	2015
Audit fees	$382	$340
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$382	$340

Audit fees include fees for the audit of the Partnership’s annual financial statements on Form 10-K, reviews of the Partnership’s financial statements included in the Partnership’s quarterly reports on Form 10-Q, and services that are normally provided in connection with regulatory filings, including consents.

Pre-approval of audit and permissible non-audit services
The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The audit committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm.
All of the services performed by Ernst & Young LLP in 2016 and 2015 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. Proposed services may require specific pre-approval by the audit committee (e.g., annual financial statement audit services) or alternatively, may be pre-approved without consideration of specific case-by-case services. In either case, the audit committee must consider whether such services are consistent with SEC rules on auditor independence.
Under the forgoing policy, the Partnership’s independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

Our consolidated financial statements are included in Part II, Item 8 of this annual report on Form 10-K. Financial statement schedules required under SEC rules but not included in this annual report on Form 10-K are omitted because they are not required, not applicable or the required information is contained in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

In reviewing any agreements incorporated by reference in this annual report on Form 10-K or filed with this Form 10-K, please remember that such agreements are included to provide information regarding their terms. They are not intended to be a source of financial, business or operational information about the Partnership. The representations, warranties and covenants contained in these agreements are made solely for purposes of the agreements and are made as of specific dates; are solely for the benefit of the parties; may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the agreements, including being made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Partnership, in connection with acquisition agreements, of the assets to be acquired. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	8/25/2014
3.2*	First Amended and Restated Agreement of Limited Partnership of CONE Midstream Partners LP, dated as of September 30, 2014	8-K	001-36635	3.1	10/3/2014
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC and CONE Midstream Operating Company LLC	8-K	001-36635	10.1	10/3/2014
10.2*	Omnibus Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC, CONE Midstream Operating Company LLC, CONE Midstream DevCo I LP, CONE Midstream DevCo II LP and CONE Midstream DevCo III LP	8-K	001-36635	10.2	10/3/2014
10.3*	First Amended and Restated Operational Services Agreement, dated December 1, 2016, by and between CONE Midstream Partners LP and CNX Gas Company LLC	8-K	001-36635	10.1	12/7/2016
10.4*	First Amended and Restate Gas Gathering Agreement, dated December 1, 2016, by and between CNX Gas Company LLC and CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	10.2	12/7/2016
10.5*	First Amended and Restated Gas Gathering Agreement, dated December 1, 2016, by and between Noble Energy, Inc. and CONE Operating Company LLC and the other parties thereto	8-K	001-36635	10.3	12/7/2016
10.6*	Employee Secondment Agreement, dated effective September 8, 2014, by and between CONE Midstream Partners LP and Noble Energy, Inc.	8-K	001-36635	10.6	10/3/2014

10.7*#	CONE Midstream Partners LP 2014 Long-Term Incentive Plan	8-K	001-36635	10.7	10/3/2014
10.8*	Credit Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto	8-K	001-36635	10.8	10/3/2014
10.9*#	Form of Phantom Unit Award Agreement	8-K	001-36635	10.1	1/22/2015
10.10*	Contribution Agreement, dated as of November 15, 2016 by and among CONE Gathering LLC, CONE Midstream GP LLC, CONE Midstream Partners LP, CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	2.1	11/16/2016
21.1†	List of Subsidiaries of CONE Midstream Partners LP
23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference into this Annual Report on Form 10-K as indicated.
† Filed herewith.
# Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2017

CONE MIDSTREAM PARTNERS LP
By: CONE MIDSTREAM GP LLC, its general partner

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chief Executive Officer and Director (Principal Executive Officer)

Each person whose signature appears below does hereby constitute and appoint John T. Lewis and David M. Khani, and each of them, either one of whom may act without joinder of the other, as his or her true and lawful attorney or attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2017.

By:	/S/ JOHN T. LEWIS
John T. Lewis
Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Director (Principal Financial Officer)

By:	/S/ BRIAN R. RICH
Brian R. Rich
Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ STEPHEN W. JOHNSON
Stephen W. Johnson
Director and Chairman of the Board

By:	/S/ KENNETH M. FISHER
Kenneth M. Fisher
Director

By:	/S/ ANGELA MINAS
Angela Minas
Director

By:	/S/ JOHN CHANDLER
John Chandler
Director

By:	/S/ JOHN JACKSON
John Jackson
Director