Form 10-Q
period 2017-06-30
CONE Midstream Partners LP
filed 2017-08-07
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 7, 2017, CONE Midstream Partners LP had 34,422,212 common units and 29,163,121 subordinated units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Gathering revenue — related party	$55,667	$58,407	$114,625	$120,655
Gathering revenue — third party	867	—	867	—
Total Revenue	56,534	58,407	115,492	120,655
Expenses
Operating expense — related party	7,089	7,078	14,717	15,422
Operating expense — third party	5,957	7,879	12,590	16,553
General and administrative expense — related party	2,715	2,213	5,651	3,897
General and administrative expense — third party	981	1,153	2,120	2,147
Loss on asset sales	3,241	10,083	3,914	10,083
Depreciation expense	5,675	5,152	11,346	9,992
Interest expense	1,124	381	2,162	800
Total Expense	26,782	33,939	52,500	58,894
Net Income	29,752	24,468	62,992	61,761
Less: Net income attributable to noncontrolling interest	761	1,251	3,934	13,755
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$28,991	$23,217	$59,058	$48,006

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$28,991	$23,217	$59,058	$48,006
Less: General partner interest in net income, including incentive distribution rights	1,305	464	2,434	960
Limited partner interest in net income	$27,686	$22,753	$56,624	$47,046

Net income per limited partner unit - Basic	$0.44	$0.39	$0.89	$0.81
Net income per limited partner unit - Diluted	$0.44	$0.39	$0.89	$0.81

Limited partner units outstanding - Basic	63,585	58,343	63,575	58,343
Limited partner unit outstanding - Diluted	63,644	58,415	63,630	58,397

Cash distributions declared per unit (*)	$0.2922	$0.2540	$0.5743	$0.4990

(*)	Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 15.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$4,866	$6,421
Receivables — related party (Note 6)	18,425	22,434
Receivables — third party (Note 6)	5,243	—
Other current assets	1,914	2,181
Total Current Assets	30,448	31,036
Property and Equipment:
Property and equipment (Note 7)	940,208	930,732
Less — accumulated depreciation	62,394	52,172
Property and Equipment — Net	877,814	878,560
Other assets (Note 8)	675	8,961
TOTAL ASSETS	$908,937	$918,557

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18,880	$18,007
Accounts payable — related party (Note 9)	2,728	8,289
Total Current Liabilities	21,608	26,296
Other Liabilities:
Revolving credit facility (Note 10)	161,000	167,000
Total Liabilities	182,608	193,296
Partners' Capital:
Common units (34,422,212 units issued and outstanding at June 30, 2017 and 34,363,371 units issued and outstanding at December 31, 2016)	430,171	418,352
Subordinated units (29,163,121 units issued and outstanding at June 30, 2017 and December 31, 2016)	(56,185)	(65,986)
General partner interest	(1,451)	(2,311)
Partners' capital attributable to CONE Midstream Partners LP	372,535	350,055
Noncontrolling interest	353,794	375,206
Total Partners' Capital	726,329	725,261
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$908,937	$918,557

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL AND NONCONTROLLING INTEREST
(in thousands)
(unaudited)

	Partners' Capital			Total
				Capital
	Limited Partners		General	Attributable	Noncontrolling
	Common	Subordinated	Partner	to Partners	Interest	Total

Balance at December 31, 2016	$418,352	$(65,986)	$(2,311)	$350,055	$375,206	$725,261

Net income	30,652	25,972	2,434	59,058	3,934	62,992
Contributions to (distributions from) general partner and noncontrolling interest holders, net	—	—	29	29	(25,346)	(25,317)
Quarterly distributions to unitholders	(19,072)	(16,171)	(1,603)	(36,846)	—	(36,846)
Unit-based compensation	650	—	—	650	—	650
Vested units withheld for unitholder taxes	(411)	—	—	(411)	—	(411)
Balance at June 30, 2017	$430,171	$(56,185)	$(1,451)	$372,535	$353,794	$726,329

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$62,992	$61,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	11,430	10,073
Unit-based compensation	650	355
Loss on asset sales	3,914	10,083
Other	167	151
Changes in assets and liabilities:
Receivables — related party	4,009	12,285
Receivables — third party	(867)	—
Other current and non-current assets	3,574	822
Accounts payable	(3,645)	(12,533)
Accounts payable — related party	(5,790)	(40)
Net Cash Provided by Operating Activities	76,434	82,957

Cash Flows from Investing Activities:
Capital expenditures	(23,415)	(33,724)
Proceeds from sale of assets	14,000	—
Net Cash Used in Investing Activities	(9,415)	(33,724)

Cash Flows from Financing Activities:
Contributions to (distributions from) general partner and noncontrolling interest holders, net	(25,317)	10,823
Quarterly distributions to unitholders	(36,846)	(28,654)
Net payments on revolving credit facility	(6,000)	(26,500)
Vested units withheld for unitholders taxes	(411)	(23)
Net Cash Used In Financing Activities	(68,574)	(44,354)

Net (Decrease) Increase in Cash	(1,555)	4,879
Cash at Beginning of Period	6,421	217
Cash at End of Period	$4,866	$5,096

Cash paid during the period for:
Interest	$2,171	$893

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS
CONE Midstream Partners LP (the “Partnership") is a master limited partnership formed in May 2014 by CONSOL Energy Inc. (NYSE: CNX) (“CONSOL”) and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”) primarily to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service each of CONSOL's and Noble Energy's production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. The Partnership's general partner is CONE Midstream GP LLC (our “general partner”), a wholly owned subsidiary of CONE Gathering LLC (“CONE Gathering”). CONE Gathering, a Delaware limited liability company, is a joint venture formed by CONSOL and Noble Energy in September 2011.
Noble Energy Sale of Upstream Assets
On June 28, 2017, Noble Energy closed the previously announced sale of its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC (“HG Energy”), a portfolio company of Quantum Energy Partners, LP (“Quantum”), effectively making HG Energy the new shipper on the dedicated acreage that was previously owned by Noble Energy (the “Noble Energy Asset Sale”). In connection with the Noble Energy Asset Sale, Noble Energy provided notice to the Partnership of its release of approximately 37,000 undeveloped acres, which were primarily within the Growth and Additional Systems, from amounts dedicated to us as per the terms of our gathering agreement, which is more fully discussed in Note 4. The Partnership is in the process of confirming the amount of acreage that was released from dedication to us.
Effective June 28, 2017, the Partnership gathers the natural gas and condensate volumes produced by HG Energy on our dedicated acreage under the terms of our gathering agreement with Noble Energy, which was assigned to HG Energy upon consummation of the Noble Energy Asset Sale.
Noble Energy Proposed Sale of Interests in CONE Gathering and the Partnership
On May 18, 2017, Noble Energy announced that it had reached an agreement to divest the holding company which owns its 50% membership interest in CONE Gathering, as well as 7,110,638 common units and 14,581,560 subordinated units in the Partnership (collectively, the “Interests”), to Wheeling Creek Midstream, LLC (“Wheeling Creek”), a portfolio company of Quantum (the “Wheeling Creek Acquisition”). The proposed transaction, which Noble Energy has announced it expects to close in the second half of 2017, is subject to customary closing conditions. CONSOL has advised Noble Energy that CONSOL disagrees with Noble Energy’s ability to sell its interest in CONE Gathering, which wholly owns our general partner, without first offering a preferential right of purchase to CONSOL. Accordingly, CONSOL has filed a lawsuit against Noble Energy seeking to enforce this right. Noble Energy disputes that CONSOL has such a right.
As of August 7, 2017, Noble Energy continues to own the Interests. Accordingly, in this Quarterly Report on Form 10-Q, we may refer to CONSOL and Noble Energy together as our Sponsors.
Description of Business
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

•
Our Growth Systems are primarily located in the dry gas regions of our dedicated acreage that are generally in earlier phases of development and require substantial future expansion capital expenditures to materially increase production, which would primarily be funded by CONSOL and Noble Energy in proportion to CONE Gathering's 95% retained ownership interest.

•
Our Additional Systems include several gathering systems primarily located in the wet gas regions of our dedicated acreage that we expect will require lower levels of expansion capital investment relative to our Growth Systems. The substantial majority of capital investment on these systems would primarily be funded by CONSOL and Noble Energy in proportion to CONE Gathering's 95% retained ownership interest.

On September 30, 2014, in connection with the closing of the Partnership's initial public offering (“IPO”), CONE Gathering contributed to the Partnership a 75% controlling interest in the Anchor Systems, a 5% controlling interest in the

Growth Systems and a 5% controlling interest in the Additional Systems. On November 16, 2016, the Partnership acquired the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering (the “Anchor Systems Acquisition”), which was accounted for as a transaction between unitholders under Accounting Standards Codification (“ASC”) 810 - Consolidations. Accordingly, at December 31, 2016 and June 30, 2017, the Partnership owned a 100% controlling limited partner interest in the Anchor Systems and a 5% controlling limited partner interest in each of the Growth and Additional Systems.
In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of others, which may include personnel of our Sponsors as provided through contractual relationships with the Partnership. All of the personnel that conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsors, but we sometimes refer to these individuals as our employees because they provide services directly to us. See Note 4 for details.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems. Although the Partnership has less than a 100% economic interest in the Growth and Additional Systems, each are consolidated fully with the results of the Partnership for all periods following the IPO. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflect only that portion of net income that is attributable to the Partnership's unitholders. As a result of the Anchor Systems Acquisition, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Anchor Systems for periods subsequent to November 16, 2016.
Transactions between the Partnership and its Sponsors have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 4.
Jumpstart Our Business Startups Act (“JOBS Act”)
Under the JOBS Act, for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the Securities and Exchange Commission's (“SEC”) reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We continue to be an emerging growth company at June 30, 2017.
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
Revenue Recognition
During the quarter ended June 30, 2017, our revenues primarily consisted of fees, which we charge on a per unit basis, for gathering natural gas that was produced by CONSOL and Noble Energy. We recognize revenue when services have been rendered, the prices are fixed or determinable, and collectibility is reasonably assured.
The fees we charged CONSOL and Noble Energy, prior to consummation of the Noble Asset Sale on June 28, 2017, were recorded in gathering revenue — related party in our consolidated statements of operations. Following consummation of the Noble Asset Sale, fees from midstream services we performed for HG Energy, as well as midstream services we performed on behalf of another third party shipper, were recorded in gathering revenue — third party in our consolidated statements of operations.
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
There were no reserves for uncollectible amounts at June 30, 2017 or December 31, 2016.
Fair Value Measurement
The Financial Accounting Standards Board (the “FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets). The fair value is the price that we estimate we would receive upon selling an asset or that we would pay to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize input to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of June 30, 2017 and December 31, 2016, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Accordingly, any retirement obligations associated with such assets cannot be estimated. A liability for asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life exists and can be estimated. We have not recorded any liabilities for asset retirement obligations at June 30, 2017 or December 31, 2016.
Variable Interest Entities
Each of the Anchor, Growth and Additional Systems (the “Limited Partnerships”) is also a limited partnership and a variable interest entity (“VIE”). These VIEs correspond with the manner in which we report our segment information in Note 13–Segment Information, which also includes information regarding the Partnership's involvement with each of these VIEs and their relative contributions to our financial position, operating results and cash flows.
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
Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. We recognize unit-based compensation costs on a straight-line basis over the requisite service period of an award, which is generally the same as the award's vesting term. See Note 14–Long Term Incentive Plan, for further discussion.
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
Incentive Distribution Rights
Incentive distribution rights (“IDRs”) represent the right to receive an increasing percentage, up to a maximum of 48% (which does not include the 2% general partner interest), of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described in the table below have been achieved. All of the IDRs are currently held by our general partner. Our general partner may transfer the IDRs separately from its general partner interest.
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

CONSOL and Noble Energy currently own 29,163,121 subordinated units in the aggregate, which represents all of our subordinated units.
Recent Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09-Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not believe the updated requirements will materially impact our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01–Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The updated guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets is not a business. ASU 2017-01 is effective for annual reporting periods beginning after December 31, 2017 and interim periods therein. The Partnership does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 50,905 phantom units that were not included in the calculation for each of the three and six months ended June 30, 2017 because the effect would have been antidilutive. There were also 1,213 and 5,203 phantom units that were excluded for the three and six months ended June 30, 2016, respectively, because the effect would have been antidilutive.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit information)	2017	2016	2017	2016
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$28,991	$23,217	$59,058	$48,006
Less: General partner interest in net income, including incentive distribution rights	1,305	464	2,434	960
Limited partner interest in net income	$27,686	$22,753	$56,624	$47,046

Net income allocable to common units — Basic and Diluted	$14,988	$11,380	$30,652	$23,530
Net income allocable to subordinated units — Basic and Diluted	12,698	11,373	25,972	23,516
Limited partner interest in net income — Basic and Diluted	$27,686	$22,753	$56,624	$47,046

Weighted average limited partner units outstanding — Basic
Common units	34,422	29,180	34,412	29,180
Subordinated units	29,163	29,163	29,163	29,163
Total	63,585	58,343	63,575	58,343

Weighted average limited partner units outstanding — Diluted
Common units	34,481	29,252	34,467	29,234
Subordinated units	29,163	29,163	29,163	29,163
Total	63,644	58,415	63,630	58,397

Net income per limited partner unit — Basic
Common units	$0.44	$0.39	$0.89	$0.81
Subordinated units	0.44	0.39	0.89	0.81
Total	$0.44	$0.39	$0.89	$0.81

Net income per limited partner unit — Diluted
Common units	$0.43	$0.39	$0.89	$0.81
Subordinated units	0.44	0.39	0.89	0.81
Total	$0.44	$0.39	$0.89	$0.81

NOTE 4 — RELATED PARTY
In the ordinary course of business, we have transactions with CONSOL (and certain of its subsidiaries) and Noble Energy, our Sponsors during the three and six months ended June 30, 2017 and 2016, which constitute related party transactions.
During the quarter ended June 30, 2017, the Partnership sold property and equipment with a carrying value of $17.4 million to CONSOL for $14.0 million in cash proceeds. The resulting loss of $3.4 million was recorded in loss on asset sales in the accompanying consolidated statement of operations. The assets that were sold were previously within the Additional Systems.

Sponsor-related charges within operating expense and general and administrative expense – related party consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operational services — CONSOL	$2,999	$3,177	$6,187	$7,154
Electrical compression	4,090	3,901	8,530	8,268
Total Operating Expense — Related Party	$7,089	$7,078	$14,717	$15,422

CONSOL	$2,582	$2,042	$5,346	$3,569
Noble Energy	133	171	305	328
Total General and Administrative Expense — Related Party	$2,715	$2,213	$5,651	$3,897
In addition to the aforementioned transactions, throughout the six months ended June 30, 2017 and 2016, the Sponsors, through their ownership of CONE Gathering, also regularly reimbursed the Partnership for capital expenditures, initially funded by the Partnership, in proportion to CONE Gathering's noncontrolling ownership interests in the Anchor, Growth and Additional Systems. We also distributed to the Sponsors amounts related to their noncontrolling ownership interest in the earnings of the Anchor, Growth and Additional Systems as well as proceeds from sales of any assets in which the Sponsors have ownership interests through their membership in CONE Gathering. This activity is recorded in the caption “Contributions from (distributions to) general partner and noncontrolling interest holders, net” in the consolidated statements of partners' capital and noncontrolling interest and of cash flows.
Operational Services Agreement
Concurrent with the closing of the IPO, we entered into an operational services agreement with CONSOL. On December 1, 2016, in connection with the consummation of our Sponsors' Exchange Agreement, pursuant to which CONSOL and Noble Energy separated their Marcellus Shale area of mutual interest into two separate operating areas (the “Exchange Agreement”), the operational services agreement was amended and restated. Under the amended and restated operating agreement, CONSOL continues to provide certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CONSOL may mutually agree upon from time to time. CONSOL prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CONSOL submits actual expenditures for reimbursement on a monthly basis, and we reimburse CONSOL for any direct third-party costs incurred by CONSOL in providing these services.
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
Gathering Agreements
Upon consummation of the Exchange Agreement, we entered into new fixed-fee gathering agreements with each of CNX Gas Company LLC, a wholly owned subsidiary of CONSOL (“CNX Gas”), and Noble Energy that replaced the gathering agreements that had been in place since the IPO. In addition to incorporating changes related to the termination of CONSOL and Noble Energy's upstream joint venture and Joint Development Agreement, the new gathering agreements were designed to provide more clarity on each of CONSOL and Noble Energy's acreage dedications to the Partnership and related releases and to allow each of CONSOL and Noble Energy to independently advance their own development programs. The new gathering agreements were also designed to simplify the decision making process relating to the Partnership's ability to gather third party gas.
Our gathering agreement with Noble Energy was assigned to HG Energy upon consummation of the Noble Energy Asset Sale. The terms of the agreement remain unchanged following the assignment, except as it relates to HG Energy's inability to, without the Partnership's consent, release dedicated acreage in connection with a transfer of such acreage free of the dedication to us, and exercise other initial shipper rights provided under the gathering agreement. HG Energy is currently not a related party of the Partnership; accordingly, the focus of the disclosure below is on current and historical related party transactions, which do not include transactions with HG Energy.
Under the gathering agreements with CNX Gas and Noble Energy (from whom we received related party revenues through June 28, 2017), we receive a fee based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we receive a fee of $0.42 per MMBtu.

•	For the services we provide with respect to the natural gas from the Marcellus Shale formation that requires downstream processing, or wet gas, we receive:
•a fee of $0.289 per MMBtu in the Moundsville area (Marshall County, West Virginia);
•a fee of $0.289 per MMBtu in the Pittsburgh International Airport area; and
•a fee of $0.578 per MMBtu for all other areas in the dedication area.

•	For the services we provide with respect to natural gas from the Utica Shale formation, we receive a weighted average rate of $0.27 per MMBtu.

•	For the condensate services we provide, we receive a fee of $5.25 per barrel (“Bbl”) in the Majorsville area and $2.627 per Bbl in the Moundsville area.
Each of the foregoing fees will escalate by 2.5% on January 1 of each year, beginning on January 1, 2018. Notwithstanding the foregoing, from time to time, CNX Gas may request rate reductions under certain circumstances, which are reviewed by the board of directors of our general partner, with oversight, as our board of directors deems necessary, by our conflicts committee. No rate reduction arrangements are currently active.
We gather, compress, dehydrate and deliver all of CNX Gas' dedicated natural gas in the Marcellus Shale on a first-priority basis and gather, inject, stabilize and store all of of CNX Gas' dedicated condensate on a first-priority basis, with the exception that until December 1, 2018, CNX Gas will receive first-priority service in our Majorsville system with respect to a certain volume of production (revised bi-annually) and any excess production will receive second-priority service.
We receive quarterly updates from CNX Gas on their drilling and development operations, which include detailed descriptions of the drilling plans, production details and well locations for the following 24 months and a three to ten year plan that includes more general development plans. In addition, we regularly meet with CNX Gas to discuss our plans to timely construct the necessary facilities to be able to provide midstream services to them on our dedicated acreage. In the event that we do not perform our obligations under a gathering agreement, CNX Gas will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication discussed below and indemnification from us.
In addition to the natural gas and condensate that is produced from the dedicated acreage, CNX Gas may elect to dedicate to us non-Marcellus Shale properties located in the dedication area in which it has an interest. If it elects to dedicate any such property, then it will propose a fee for the associated midstream services we would provide. So long as the proposed fee generates a rate of return consistent with its existing gathering agreement on both incremental capital and operating expense associated with any expenditures necessary to gather gas from such property, any midstream services that we agree to provide will be on a second priority basis; second only to the first priority basis afforded to CNX Gas on its dedicated production.

Throughput that we currently gather from Utica Shale wells operated by CNX Gas is also addressed in its gathering agreement with us.
While our gathering agreement with CNX Gas, as an initial shipper under our gas gathering agreement, runs with the land and, subject to the exceptions described therein, is binding upon the transferee of any of our dedicated acreage, the gathering agreement with CNX Gas provides that it may divest 25,000 net acres of its dedicated acreage (plus or minus the net of acreage acquired or divested within the dedicated area since our IPO) free of the dedication to us (the “Acreage Bucket”). The amount of net acreage that may be divested by CNX Gas free of the dedication will be increased by the amount, if any, of the net acreage acquired (or deemed to be acquired) by CNX Gas within the geographic boundaries of the dedication area that will become automatically dedicated to us. For purposes of determining if acreage can be released free and clear of the dedications under our gathering agreement with CNX Gas, the actual net acreage divested or acquired may be adjusted upwards or downwards based on the geographic location of such net acreage, the timing of the respective divestiture or acquisition and certain other conditions set forth in the agreement. During the six month period ended June 30, 2017, CNX Gas completed two land transactions, located primarily in the Additional Systems, that impacted our acreage dedication. These transactions involved both developed and undeveloped acreage. At August 7, 2017, CNX Gas has approximately 15,000 acres in its Acreage Bucket.
The Noble Energy gathering agreement also provided for an Acreage Bucket, as described above. However, this right was unique to Noble Energy, as an initial shipper under its gathering agreement, and was not transferred to HG Energy upon assignment of the gathering agreement. In connection with the Noble Energy Asset Sale, Noble Energy provided notice to the Partnership of its release of approximately 37,000 undeveloped acres, which were primarily within the Growth and Additional Systems and approximated the amount of the Acreage Bucket attributed to Noble Energy at the time of sale. After the Noble Energy Asset Sale, Noble Energy can no longer release acres from dedication.
There are no restrictions under our gathering agreements on the ability of CNX Gas to transfer acreage in the right of first offer (“ROFO”) area, and any such transfer of acreage in the ROFO area will not be subject to our right of first offer.  For additional information on the ROFO area, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–How We Evaluate Our Operations–Throughput Volumes.
Upon completion of its initial term in 2034, each of our gathering agreements will continue in effect from year to year until such time as the agreement is terminated by either us or the other party to such agreement on or before 180 days prior written notice.

NOTE 5 — CONCENTRATION OF CREDIT RISK
CONSOL and Noble Energy accounted for a significant portion of the Partnership's revenue in 2017 and for all of its revenue in 2016. Revenues attributable to our customers were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
CONSOL	$31,953	$29,825	$66,339	$61,624
Noble Energy	23,714	28,582	48,286	59,031
Other	867	—	867	—
Total Revenue	$56,534	$58,407	$115,492	$120,655
Effective June 28, 2017, upon consummation of the Noble Asset Sale, revenues attributable to Noble Energy ceased.

NOTE 6 — RECEIVABLES
Receivables consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Receivables - related party
CONSOL	$10,177	$10,956
Noble Energy	7,904	8,268
CONE Gathering	344	3,210
Receivables - related party	$18,425	$22,434

Receivables - third party	5,243	—
Receivables	$23,668	$22,434
Receivables - third party primarily includes a portion of our pipe stock that we sold during the quarter ended June 30, 2017 that was not collected until July 2017. See Note 8.

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016	Estimated Useful Lives in Years
Land	$74,935	$72,878	N/A
Gathering equipment	637,788	643,422	25 — 40
Compression equipment	171,724	169,681	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	24,782	13,772	N/A
Total Property and Equipment	$940,208	$930,732

Less: Accumulated depreciation
Gathering equipment	$44,955	$37,275
Compression equipment	12,719	10,590
Processing equipment	4,720	4,307
Total Accumulated Depreciation	$62,394	$52,172
Property and Equipment, Net	$877,814	$878,560

NOTE 8 — OTHER ASSETS

Other assets consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Pipe stock	$392	$8,596
Financing fees	204	286
Other	79	79
Total Other Assets	$675	$8,961
During the six months ended June 30, 2017, the Partnership sold a significant portion of its pipe stock to an unrelated third party for approximately $0.5 million below its carrying value, which we recorded as a loss from asset sales in the accompanying consolidated statements of operations. Any amounts outstanding from these sales at June 30, 2017 have been included in Receivables in the accompanying consolidated balance sheets. See Note 6.

NOTE 9 — ACCOUNTS PAYABLE — RELATED PARTY
Related party payables consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
CONSOL:
Expense reimbursements	$1,131	$999
Capital expenditures reimbursements	473	1,148
General and administrative services	1,080	1,964
Operational expenditures reimbursements	—	395
Other reimbursements	—	1,060
Total due to CONSOL	2,684	5,566

Noble Energy:
Capital expenditures reimbursements	—	1,105
General and administrative services	44	53
Operational expenditures reimbursements	—	401
Other reimbursements	—	1,060
Total due to Noble Energy	44	2,619

CONE Gathering LLC:
Capital expenditures reimbursement to CONE Gathering LLC	—	104
Total due to CONE Gathering LLC	—	104
Total Accounts Payable — Related Party	$2,728	$8,289

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

	June 30, 2017		December 31, 2016
(in thousands, except percentages)	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Revolving credit facility	$161,000	2.75%	$167,000	2.26%
Our revolving credit facility also contains covenants and conditions that, among other things, limit (subject to certain exceptions) our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. In addition, our revolving credit facility contains other provisions, including circumstances that would result in a change of control, which is defined in the agreement as either CONSOL or Noble Energy failing to each own and control, directly or indirectly, at least 35% of the capital stock of our general partner. A change of control would constitute a default under our revolving credit facility unless waived or amended. Any such waiver or amendment may, among other things, result in a change to existing covenants and conditions based on current credit market conditions and changes in our credit profile as well as incremental costs to the Partnership.
We are subject to covenants that require us to maintain certain financial ratios, the most important of which are as follows:

•
The ratio of (i) consolidated total funded debt (as defined in the agreement governing our revolving credit facility) as of the last day of each fiscal quarter to (ii) consolidated EBITDA (as defined in the agreement governing our revolving credit facility) for the four consecutive fiscal quarters ending on the last day of such fiscal quarter may not exceed (A) at any time other than during a qualified acquisition period (as defined in the agreement governing our revolving credit facility), 5.0 to 1.0 and (B) during a qualified acquisition period, 5.5 to 1.0. This consolidated leverage ratio is calculated as the total amount outstanding on our credit facility divided by EBITDA Attributable to General and Limited Partner Ownership Interest in the CONE Midstream Partners LP. The Partnership is in compliance with this financial covenant at June 30, 2017.

•
The ratio of (i) consolidated EBITDA for the four consecutive fiscal quarters ending on the last day of each fiscal quarter to (ii) consolidated interest expense (as defined in the agreement governing our revolving credit facility) for such four consecutive fiscal quarters may not be less than 3.0 to 1.0. This consolidated interest coverage ratio is calculated as EBITDA Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP divided by total interest charges. The Partnership is in compliance with this financial covenant at June 30, 2017.

Based on our compliance with the financial covenants, the Partnership had $89.0 million, the maximum amount of revolving credit, available for borrowing at June 30, 2017.
As of June 30, 2017, we had outstanding debt issuance costs of $0.4 million, net of accumulated amortization, which were incurred in connection with the issuance of our credit facility. The debt issuance costs are being amortized in interest expense through September 30, 2019, which is the maturity date of the credit facility.

NOTE 11 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 12 — LEASES
We have entered into various non-cancelable operating leases, primarily related to compression facilities. Future minimum lease payments under operating leases as of June 30, 2017 are as follows:

(in thousands)	Minimum Lease Payments
remainder of 2017	$2,539
2018	2,426
2019	1,068
2020	366
$6,399
Rental expense under operating leases was $1.9 million for the three months ended June 30, 2017 and 2016 and $3.8 million and $4.0 million for six months ended June 30, 2017 and 2016, respectively. These expenses are included within operating expense - third party on our consolidated statement of operations.

NOTE 13—SEGMENT INFORMATION
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
Segment results for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gathering Revenue:
Anchor Systems	$46,799	$48,855	$96,338	$99,145
Growth Systems	2,018	2,708	4,243	5,599
Additional Systems	7,717	6,844	14,911	15,911
Total Gathering Revenue	$56,534	$58,407	$115,492	$120,655

Net Income (Loss):
Anchor Systems	$28,950	$31,418	$58,850	$64,169
Growth Systems	506	(9,251)	453	(8,316)
Additional Systems	296	2,301	3,689	5,908
Total Net Income	$29,752	$24,468	$62,992	$61,761

Depreciation Expense:
Anchor Systems	$3,748	$3,550	$7,491	$6,854
Growth Systems	543	531	1,088	1,060
Additional Systems	1,384	1,071	2,767	2,078
Total Depreciation Expense	$5,675	$5,152	$11,346	$9,992

Capital Expenditures for Segment Assets:
Anchor Systems	$9,996	$7,070	$20,149	$22,241
Growth Systems	382	159	821	228
Additional Systems	1,845	2,109	2,445	11,255
Total Capital Expenditures	$12,223	$9,338	$23,415	$33,724
Segment assets as of the dates presented were as follows:

(in thousands)	June 30, 2017	December 31, 2016
Segment Assets
Anchor Systems	$582,236	$571,415
Growth Systems	97,550	98,447
Additional Systems	229,151	248,695
Total Segment Assets	$908,937	$918,557

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
During the six months ended June 30, 2017, our general partner granted equity-based phantom units under our LTIP. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years. The following table presents phantom unit activity during the six months ended June 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2016	158,117	$10.57
Granted	67,112	23.86
Vested	(75,734)	10.82
Forfeited	(2,680)	15.04
Total awarded and unvested at June 30, 2017	146,815	$16.43
The Partnership accounts for phantom units as equity awards and records compensation expense based on the fair value of the awards at their grant date. The Partnership recognized $0.4 million and $0.2 million of compensation expense for the three months ended June 30, 2017 and 2016, respectively and $0.7 million and $0.4 million for six months ended June 30, 2017 and 2016, respectively, which was included in general and administrative expense - related party in the consolidated statements of operations.
At June 30, 2017, the unrecognized compensation related to all outstanding awards was $1.7 million.

NOTE 15 — SUBSEQUENT EVENTS
On July 21, 2017, the Board of Directors of CONE Midstream GP LLC, the Partnership's general partner, declared a cash distribution to the Partnership’s unitholders with respect to the second quarter of 2017 of $0.2922 per common and subordinated unit. The cash distribution will be paid on August 14, 2017 to unitholders of record at the close of business on August 4, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CONE Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under "forward-looking statements" below and those discussed in the section entitled "Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q. In this Item 2, all references to "we," us," "our," the "Partnership," "CNNX," or similar terms refer to CONE Midstream Partners LP and its subsidiaries.
Executive Overview
We are a master limited partnership formed in May 2014 by CONSOL Energy Inc. (“CONSOL”) and Noble Energy, Inc. (“Noble Energy”) primarily to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service each of CONSOL's and Noble Energy's production in the Marcellus Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities.
On September 30, 2011, CONSOL and Noble Energy entered into a Joint Development Agreement (“JDA”) and related ancillary agreements governing their joint exploration and development of their combined acreage in the Marcellus Shale, which comprised an area of mutual interest (“AMI”) that covered portions of 28 counties in West Virginia and 19 counties in Pennsylvania and included over 26,000 square miles (the “Co-Owned Properties”). Pursuant to the JDA, each of CONSOL and Noble Energy owned an undivided 50% working interest in the jointly owned Marcellus Shale acreage, and under the JDA, any other oil and natural gas interests covering the Marcellus Shale within the AMI that became jointly owned by CONSOL and Noble Energy would have automatically become part of the upstream acreage.
On December 1, 2016, CONSOL and Noble Energy consummated an Exchange Agreement (the “Exchange Agreement”), pursuant to which, effective as of October 1, 2016, the JDA was terminated and CONSOL and Noble Energy separated their Marcellus Shale AMI into two separate operating areas.  Under the Exchange Agreement, CNX Gas Company LLC, a wholly owned subsidiary of CONSOL (“CNX Gas”), and Noble Energy exchanged certain jointly owned oil and gas properties and related assets that were previously subject to the JDA.
Following consummation of the Exchange Agreement, each of CNX Gas and Noble Energy owned 100% of their respective upstream interests in the Marcellus Shale. Accordingly, we entered into new fixed-fee gathering agreements with each of CNX Gas and Noble Energy that replaced the gathering agreements that had been in place since our initial public offering (“IPO”).
Noble Energy Sale of Upstream Assets
On June 28, 2017, Noble Energy closed the previously announced sale of its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC (“HG Energy”), a portfolio company of Quantum Energy Partners, LP (“Quantum”), effectively making HG Energy the new shipper on the dedicated acreage that was previously owned by Noble Energy (the “Noble Energy Asset Sale”). In connection with the Noble Energy Asset Sale, Noble Energy provided notice to the Partnership of its release of approximately 37,000 undeveloped acres, which were primarily within the Growth and Additional Systems, from amounts dedicated to us as per the terms of our gathering agreement, which is more fully discussed in Note 4. The Partnership is in the process of confirming the amount of acreage that was released from dedication to us.
Effective June 28, 2017, the Partnership gathers the production by HG Energy on our dedicated acreage under the terms of our gathering agreement with Noble Energy, which was assigned to HG Energy upon consummation of the Noble Energy Asset Sale.
Noble Energy Proposed Sale of Interests in the Partnership and CONE Gathering
On May 18, 2017, Noble Energy announced that it had reached an agreement to sell its 50% membership interest in CONE Gathering LLC, a Delaware limited liability company and the sole member of our general partner (“CONE Gathering”), as well as 7,110,638 common units and 14,581,560 subordinated units in the Partnership (collectively, the “Interests”), to Wheeling Creek Midstream, LLC (“Wheeling Creek”), a portfolio company of Quantum (the “Wheeling Creek Acquisition”). The proposed transaction, which Noble Energy has announced it expects to close in the second half of 2017, is subject to customary closing conditions. CONSOL has advised Noble Energy that CONSOL disagrees with Noble Energy’s ability to sell its interest in CONE Gathering, which wholly owns our general partner, without first offering a preferential right of purchase to CONSOL. Accordingly, CONSOL has filed a lawsuit against Noble Energy seeking to enforce this right. Noble Energy disputes that CONSOL has such a right. See also Item 1A. Risk Factors for other risks associated with the proposed Wheeling Creek Acquisition.
As of August 7, 2017, Noble Energy continues to own the Interests. Accordingly, in this Quarterly Report on Form 10-Q, we may refer to CONSOL and Noble Energy together as our Sponsors.
Ownership of Our Assets
On September 30, 2014, in connection with the completion of the IPO, CONE Gathering contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems. Accordingly, most income statement line items, including net income, reflect the results of the Anchor Systems, Growth Systems and Additional Systems on a 100% basis, with the exception of net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP, which only includes our controlling interests in these Systems.
On November 16, 2016 we acquired the remaining 25% limited partner noncontrolling interest in the Anchor Systems from CONE Gathering (the “Anchor Systems Acquisition”). Accordingly, our net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP includes our 100% controlling interest in the Anchor Systems for the three month and six month periods ended June 30, 2017. However, for the three months and six months ended June 30, 2016, net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP only includes our 75% controlling interest in the Anchor Systems during those periods.
Second Quarter 2017 Highlights
The Partnership continued its solid financial performance in the quarter ended June 30, 2017. Compared to the quarter ended June 30, 2016, results attributable to the general partner and limited partner ownership interests in the Partnership increased primarily as a result of the Anchor Systems Acquisition. Comparative results net to the Partnership, with the exception of operating cash flows, which is shown on a gross consolidated basis, were as follows for the quarters ended June 30, 2017 and 2016, respectively:

•	Net income of $29.0 million as compared to $23.2 million;

•	Average daily throughput volumes of 981 billion Btu per day (BBtu/d) as compared to 857 BBtu/d;

•	Cash provided by operating activities of $42.3 million as compared to $41.8 million;

•	Adjusted EBITDA (non-GAAP) of $34.4 million as compared to $26.9 million; and

•	Distributable cash flow (non-GAAP) of $29.6 million as compared to $23.6 million
Consistent with each of the last four consecutive quarters, the current quarter's cash provided by operating activities exceeded the sum of capital expenditures ($12.2 million), distributions to unitholders ($18.8 million) and interest paid ($1.1 million).
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
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of natural gas and condensate that we gather for our largest customers, CNX Gas and HG Energy, which are primarily affected by upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. Their willingness to engage in new drilling in the Marcellus Shale is determined by a number of factors, which include the prevailing and projected prices of natural gas, natural gas liquids (“NGLs”) and crude oil, the cost to drill and operate a well, the relative economics of alternative drilling opportunities available to our customers, the availability and cost of capital, and environmental and government regulations.
In order to meet our contractual obligations under our gathering agreements with CNX Gas and HG Energy with respect to new wells drilled on our dedicated acreage, we will likely incur capital expenditures to extend our gathering systems and facilities to the new wells that each of CNX Gas and HG Energy drill. CONSOL and Noble Energy, through their ownership interests in CONE Gathering, are responsible for their proportionate share (95%) of the total capital expenditures associated with the ongoing build-out of our midstream systems in each of the Growth and Additional Systems.

Our gathering agreements with CNX Gas and Noble Energy, as initial shippers, run with the land and, subject to the exceptions described therein, is binding upon the transferee of any of our dedicated acreage. The CNX Gas gathering agreement provides, and in the case of Noble Energy, its gathering agreement provided, that CNX Gas and Noble Energy may divest 25,000 net acres of its dedicated acreage (plus or minus the net of acreage acquired or divested within the dedicated area since our IPO) free of the dedication to us (the “Acreage Bucket”). The amount of net acreage that may be divested free of the dedication will be increased by the amount, if any, of the net acreage acquired (or deemed to be acquired) within the geographic boundaries of the dedication area that will become automatically dedicated to us. For purposes of determining if acreage can be released free and clear of the dedications, the actual net acreage divested or acquired may be adjusted upwards or downwards based on the geographic location of such net acreage, the timing of the respective divestiture or acquisition and certain other conditions set forth in the agreements.
During the six month period ended June 30, 2017, CNX Gas completed two land transactions, located primarily in the Additional Systems, that reduced its acreage dedication to us by 22,500 acres. Following these transactions, which involved both developed and undeveloped acreage, CNX Gas has approximately 15,000 acres in its Acreage Bucket. In connection with the Noble Energy Asset Sale, Noble Energy provided notice to the Partnership of its release of approximately 37,000 undeveloped acres, which were primarily within the Growth and Additional Systems, which approximated the amount of the Acreage Bucket attributed to Noble Energy at the time of sale. After the Noble Energy Asset Sale, Noble Energy can no longer release acres from dedication.
HG Energy does not have an Acreage Bucket, as it is not an initial shipper under the Noble Energy gathering agreement, which was assigned to them upon consummation of the Noble Energy Asset Sale.
At August 7, 2017, we have acreage dedications from CNX Gas and HG Energy of approximately 455,000 aggregate acres, subject to our confirmation of the amount of acreage that was released from dedication to us during 2017.
In addition to our existing dedicated acreage, our gathering agreements provide that any additional acreage covering the Marcellus Shale that is acquired by CNX Gas or HG Energy, respectively, in a “dedication area” that covers over 7,700 square miles in West Virginia and Pennsylvania, and that is not subject to a pre-existing third-party commitment, will be automatically dedicated to us. In addition to our existing dedication acreage and any potential future dedicated acreage, we have also been granted rights of first offer (“ROFO”) by each of CNX Gas and HG Energy to provide midstream services on their respective ROFO acreage, which currently includes approximately 186,000 aggregate net acres of CNX Gas’ and HG Energy's existing Marcellus Shale acreage that is not currently dedicated to us, along with any future acreage covering the Marcellus Shale formation that is acquired by CNX Gas or HG Energy, as applicable, in an area that covers over 18,300 square miles in West Virginia and Pennsylvania, which we refer to as the “ROFO area,” and that is not subject to a pre-existing third-party commitment.

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

Drilling and Development Plans
Our operations are primarily dependent upon CNX Gas' and HG Energy's natural gas production on our dedicated acreage in the Marcellus Shale. Each of CNX Gas and HG Energy maintains its own drilling and development program on their respective upstream acreage, including on our dedicated acreage, and primarily relies on us to deliver the midstream infrastructure necessary to accommodate its continuing production growth in the Marcellus Shale. However, we have no control over the level or timing of their exploration and production activities in our areas of operation in the Marcellus Shale. For example, neither of our Sponsors had active drilling activities on our dedicated acreage in 2016, and as of June 30, 2017, CNX Gas had one active rig on our dedicated acreage.
Earlier in 2017, CONSOL announced its plans to reduce drilling activity on its Marcellus Shale acreage during 2018 while accelerating drilling activity in the Utica Shale. Although the Utica Shale acreage is not dedicated to us, we believe that we are advantageously positioned to gather its Utica Shale production, to the extent it is within our operating area, based on the proximity of the drilling locations to our current infrastructure. On August 1, 2017, CONSOL raised its 2017 capital spending and 2018 production guidance and also disclosed plans to drill additional wells in 2017 and accelerate the schedule of turn-in-lines. Subsequent to those disclosures, CONSOL submitted to us their quarterly development plan reflecting the corresponding portion of that additional activity slated to occur within our dedicated area. Based on this development plan, we anticipate the additional development activity planned by CONSOL may have a positive impact on our volumes beginning in 2018; however, we do not anticipate it will have a material impact on 2017 revenues.
We are also actively engaged with HG Energy to provide gathering services to support and increase their current production as well as the future development of their acquired acreage. While we do not expect to receive a detailed development plan from them until the end of August 2017, based on our conversations with them to date, we believe they will pursue more active development than the most recent plan provided by Noble Energy.
Fluctuations in natural gas prices could affect production rates over time and levels of investment by our customers and potential customers in exploration for and development of new natural gas reserves. Over parts of the last two years, persistent low commodity prices caused and may continue to cause producers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If either of CNX Gas or HG Energy reduces or delays drilling or temporarily shuts in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue, as the gathering agreements with CNX Gas and HG Energy do not contain minimum volume commitments.
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

Results of Operations
Quarter Ended June 30, 2017 Compared to the Quarter Ended June 30, 2016

	Quarter Ended June 30,
	2017	2016	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$55,667	$58,407	$(2,740)	(4.7)%
Gathering revenue — third party	867	—	867	100.0%
Total Revenue	56,534	58,407	(1,873)	(3.2)%
Expenses
Operating expense — related party	7,089	7,078	11	0.2%
Operating expense — third party	5,957	7,879	(1,922)	(24.4)%
General and administrative expense — related party	2,715	2,213	502	22.7%
General and administrative expense — third party	981	1,153	(172)	(14.9)%
Loss on asset sales	3,241	10,083	(6,842)	(67.9)%
Depreciation expense	5,675	5,152	523	10.2%
Interest expense	1,124	381	743	195.0%
Total Expense	26,782	33,939	(7,157)	(21.1)%
Net Income	$29,752	$24,468	$5,284	21.6%
Less: Net income attributable to noncontrolling interest	761	1,251	(490)	(39.2)%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (*)	$28,991	$23,217	$5,774	24.9%

Operating Statistics - Gathered Volumes for the Quarter Ended June 30, 2017

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d) (**)	589	47	11	647	592
Wet Gas (BBtu/d) (**)	373	4	190	567	383
Condensate (MMcfe/d)	6	—	3	9	6
Total Gathered Volumes	968	51	204	1,223	981

Operating Statistics - Gathered Volumes for the Quarter Ended June 30, 2016

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d) (**)	775	64	16	855	585
Wet Gas (BBtu/d) (**)	347	6	132	485	267
Condensate (MMcfe/d)	6	—	6	12	5
Total Gathered Volumes	1,128	70	154	1,352	857

(*) On November 16, 2016, the Partnership acquired the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering. The Partnership owned a 100% controlling limited partner interest in the Anchor Systems during the quarter ended June 30, 2017 and a 75% controlling interest in the Anchor Systems during the quarter ended June 30, 2016. See "Ownership of Our Assets" above.
(**) Classification as dry or wet is based upon the shipping destination of the related volumes. Because our customers have the option to ship a portion of their natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, volumes may be classified as "wet" in one period and as "dry" in the comparative period. Although there were no such instances in the periods presented above, this remains a possibility in future periods.

Revenue
Our revenue typically increases or decreases as our customers’ production on our dedicated acreage increases or decreases. Since we charge a higher fee for natural gas that is shipped through our wet system than through our dry system, our revenue can also be impacted by the relative mix of gathered volumes by area, which may vary dependent upon our customers' elections as to where to deliver their produced volumes, which may change dynamically depending on the most current commodity prices at the time of shipment.
Total revenue decreased approximately 3.2% to $56.5 million for the three months ended June 30, 2017 compared to approximately $58.4 million for the three months ended June 30, 2016 despite a 9.5% decrease in the total volumes that we gathered between the two quarters. This is primarily due to the mix of the type of gas that we gathered in the current quarter compared to the prior year quarter. In the comparative periods, we gathered 16.9% more wet gas in the current year quarter than the prior year quarter and 24.3% less dry gas in the current quarter than the prior year quarter. Our overall decrease in volumes gathered of 9.5% compared to the prior year quarter was primarily the result of well declines exceeding the benefit of new wells being turned in line over the last 12 months. The volume decrease was primarily within our Anchor Systems.

Operating Expense
Total operating expenses were approximately $13.0 million in the current quarter compared to approximately $15.0 million in the prior year quarter. Included in total operating expense was electrically-powered compression expense of $4.1 million for the three months ended June 30, 2017 compared to $3.9 million for the three months ended June 30, 2016, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 19.4% in the current quarter compared to the prior year quarter, primarily as a result of adherence to operating cost control measures implemented by our operations team in the prior year.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $3.7 million in the current quarter compared to approximately $3.4 million in the prior year quarter, due primarily to changes in how our general partner allocated certain personnel-related costs in the current quarter, including incentive compensation.

Loss on Asset Sales
During the quarter ended June 30, 2017, the Partnership sold property and equipment with a carrying value of $17.4 million to CNX Gas for $14.0 million in cash proceeds. In connection with its receipt of midstream assets from us and its follow on sale of combined upstream and midstream assets to an unrelated third party, CNX Gas also released approximately 10,000 acres from dedication to us under its Acreage Bucket. Our sale of midstream assets resulted in a loss of $3.4 million, which was recorded in loss on asset sales in the accompanying consolidated statement of operations. The assets that were sold, and acreage that was released, were previously within the Additional Systems; accordingly the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.2 million.
During the quarter ended June 30, 2016, we sold a portion of excess pipe supply from the Growth Systems to an unrelated third party for an amount that was below its carrying value.  We recorded a loss of $10.1 million related to the sale during the 2016 quarter; however, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.5 million.

Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $5.7 million in the three months ended June 30, 2017 compared to approximately $5.2 million in the three months ended June 30, 2016. The increase is the result of additional assets placed into service over time.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	114,625	120,655	(6,030)	(5.0)%
Gathering revenue — third party	867	—	867	100.0%
Total Revenue	115,492	120,655	(5,163)	(4.3)%
Expenses
Operating expense — related party	14,717	15,422	(705)	(4.6)%
Operating expense — third party	12,590	16,553	(3,963)	(23.9)%
General and administrative expense — related party	5,651	3,897	1,754	45.0%
General and administrative expense — third party	2,120	2,147	(27)	(1.3)%
Loss on asset sales	3,914	10,083	(6,169)	(61.2)%
Depreciation expense	11,346	9,992	1,354	13.6%
Interest expense	2,162	800	1,362	170.3%
Total Expense	52,500	58,894	(6,394)	(10.9)%
Net Income	$62,992	$61,761	$1,231	2.0%
Less: Net income attributable to noncontrolling interest	3,934	13,755	(9,821)	(71.4)%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (*)	$59,058	$48,006	$11,052	23.0%

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2017

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d) (**)	625	50	20	695	629
Wet Gas (BBtu/d) (**)	378	4	173	555	387
Condensate (MMcfe/d)	5	—	3	8	5
Total Gathered Volumes	1,008	54	196	1,258	1,021

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2016

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d) (**)	712	66	20	798	538
Wet Gas (BBtu/d) (**)	402	6	154	562	310
Condensate (MMcfe/d)	6	—	7	13	5
Total Gathered Volumes	1,120	72	181	1,373	853

(*) On November 16, 2016, the Partnership acquired the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering. The Partnership owned a 100% controlling limited partner interest in the Anchor Systems during the six months ended June 30, 2017 and a 75% controlling interest in the Anchor Systems during the six months ended June 30, 2016. See "Ownership of Our Assets" above.
(**) Classification as dry or wet is based upon the shipping destination of the related volumes. Because our customers have the option to ship a portion of their natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, volumes may be classified as "wet" in one period and as "dry" in the comparative period. Although there were no such instances in the periods presented above, this remains a possibility in future periods.

Revenue
Our revenue typically increases or decreases as our customers’ production on our dedicated acreage increases or decreases. Since we charge a higher fee for natural gas that is shipped through our wet system than through our dry system, our revenue can also be impacted by the relative mix of gathered volumes by area, which may vary dependent upon our customers'

elections as to where to deliver their produced volumes, which may change dynamically depending on the most current commodity prices at the time of shipment.
Total revenue decreased approximately 4.3% to $115.5 million for the six months ended June 30, 2017 compared to $120.7 million for the six months ended June 30, 2016, while gathered volumes decreased approximately 8.4% in the current six month period compared to the prior year period. The volume decrease compared to the prior year period was partially offset by the annual 2.5% increase in gathering fees that we charge our Sponsors per our gas gathering agreements and a positive mix of wet gas gathered versus dry gas gathered in the current period compared to the prior year period.

Operating Expense
Total operating expenses were approximately $27.3 million for the six months ended June 30, 2017 compared to approximately $32.0 million for the six months ended June 30, 2016. Included in total operating expense was electrically-powered compression expense of $8.6 million for the six months ended June 30, 2017 compared to $8.3 million for the six months ended June 30, 2016, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 21.0% in the current six month period compared to the prior year period, primarily as a result of our adherence to operating cost control measures implemented in the prior year period.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $7.8 million for the six months ended June 30, 2017 compared to approximately $6.0 million for the six months ended June 30, 2016, due primarily to changes in how the general partner allocated certain personnel-related costs in the current quarter, including incentive compensation.

Loss on Asset Sales
During the six months ended June 30, 2017, the Partnership sold property and equipment with a carrying value of $17.4 million to CNX Gas for $14.0 million in cash proceeds. In connection with its receipt of midstream assets from us and its follow on sale of combined upstream and midstream assets to an unrelated third party, CNX Gas also released approximately 10,000 acres from dedication to us under its Acreage Bucket. Our sale of midstream assets resulted in a loss of $3.4 million, which was recorded in loss on asset sales in the accompanying consolidated statement of operations. The assets that were sold, and acreage that was released, were previously within the Additional Systems; accordingly the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.2 million. In addition, we also sold a significant portion of our pipe stock to an unrelated third party for approximately $0.5 million below its carrying value during the current six month period.
During the six months ended June 30, 2016, we sold a portion of excess pipe supply from the Growth Systems to an unrelated third party for an amount that was below its carrying value.  We recorded a loss of $10.1 million related to the sale during the 2016 quarter; however, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.5 million.

Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25-40 years. Total depreciation expense was approximately $11.3 million for the six months ended June 30, 2017 compared to approximately $10.0 million for the six months ended June 30, 2016. The increase is the result of additional assets placed into service over time.

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
We believe that the presentation of EBITDA and Adjusted EBITDA provides information that is useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and Adjusted EBITDA are net income and net cash provided by operating activities. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, EBITDA and Adjusted EBITDA as presented herein may not be comparable to similarly titled measures that other companies may use.
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
We believe that the presentation of distributable cash flow in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable cash flow excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our distributable cash flow may not be comparable to similarly titled measures that other companies may use.

The following table presents a reconciliation of the non-GAAP measures of adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measures of net income and net cash provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net Income	$29,752	$24,468	$62,992	$61,761
Depreciation expense	5,675	5,152	11,346	9,992
Interest expense	1,124	381	2,162	800
EBITDA	36,551	30,001	76,500	72,553
Non-cash unit-based compensation expense	367	219	650	355
Loss on asset sales	3,241	10,083	3,914	10,083
Adjusted EBITDA	40,159	40,303	81,064	82,991
Less:
Net income attributable to noncontrolling interest	761	1,251	3,934	13,755
Depreciation expense attributable to noncontrolling interest	1,833	2,409	3,663	4,694
Other expenses attributable to noncontrolling interest	112	127	194	316
Loss on asset sales attributable to noncontrolling interest	3,079	9,579	3,718	9,579
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$34,374	$26,937	$69,555	$54,647
Less: cash interest paid, net	1,079	254	2,079	484
Less: maintenance capital expenditures, net of reimbursements	3,715	3,112	7,596	5,951
Distributable Cash Flow	$29,580	$23,571	$59,880	$48,212

Net Cash Provided by Operating Activities	$42,258	$41,777	$76,434	$82,957
Interest expense	1,124	381	2,162	800
Loss on asset sales	3,241	10,083	3,914	10,083
Other, including changes in working capital	(6,464)	(11,938)	(1,446)	(10,849)
Adjusted EBITDA	40,159	40,303	81,064	82,991
Less:
Net income attributable to noncontrolling interest	761	1,251	3,934	13,755
Depreciation expense attributable to noncontrolling interest	1,833	2,409	3,663	4,694
Other expenses attributable to noncontrolling interest	112	127	194	316
Loss on asset sales attributable to noncontrolling interest	3,079	9,579	3,718	9,579
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$34,374	$26,937	$69,555	$54,647
Less: cash interest paid, net	1,079	254	2,079	484
Less: maintenance capital expenditures, net of reimbursements	3,715	3,112	7,596	5,951
Distributable Cash Flow	$29,580	$23,571	$59,880	$48,212
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $6.0 million and $11.7 million increases in the current three month and six month periods, respectively, compared to the 2016 periods were primarily attributable to the Anchor Systems Acquisition consummated in the fourth quarter of 2016.

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
Revolving Credit Facility
We maintain a $250.0 million revolving credit facility, which is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. As of June 30, 2017, we had an outstanding balance on our revolving credit facility of $161.0 million, and based on our compliance with the financial covenants governed by the revolving credit facility, we had $89.0 million, the maximum amount of revolving credit, available for borrowing. We incurred $2.1 million of cash interest expense on the revolving credit facility (not including amortization of revolver fees) during the six months ended June 30, 2017.
For additional information on our revolving credit facility, see Item 1. Consolidated Financial Statements, Note 10–Revolving Credit Facility, which is incorporated herein by reference.
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$76,434	$82,957	$(6,523)
Net cash used in investing activities	$(9,415)	$(33,724)	$24,309
Net cash used in financing activities	$(68,574)	$(44,354)	$(24,220)
Net cash provided by operating activities decreased approximately $6.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The primary reason for the change is timing of working capital payments, none of which was individually significant.
Net cash used in investing activities decreased $24.3 million during the six months ended June 30, 2017 compared to the prior year period due primarily to $14.0 million we received from the sale of long term assets in the current period as well as a reduction of approximately $10.3 million in capital expenditures.
Net cash used in financing activities increased approximately $24.2 million during the six months ended June 30, 2017 compared to the prior year period. The Sponsors, through their ownership of CONE Gathering, regularly reimburse the Partnership for capital expenditures, initially funded by the Partnership, related to their noncontrolling ownership interests in the Anchor, Growth and Additional Systems, less their noncontrolling interests in the ongoing earnings in the Anchor, Growth and Additional Systems, and sales of any assets in which the Sponsors have ownership interests through their membership in CONE Gathering. The $24.2 million increase in cash used in financing activities during the six months ended June 30, 2017 compared to the prior year period is primarily due to net payments we made to the Sponsors under the above circumstances.
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

Capital Expenditures for the Six Months Ended June 30, 2017

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$7,508	$437	$1,314	$9,259
Expansion capital	12,641	384	1,131	14,156
Total Capital Investment	$20,149	$821	$2,445	$23,415

Capital Investment Net to the Partnership
Maintenance capital	$7,508	$22	$66	$7,596
Expansion capital	12,641	19	56	12,716
Total Capital Investment Net to the Partnership	$20,149	$41	$122	$20,312
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

Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.1 million per year, based on the general partner interest and the number of common and subordinated units outstanding as of June 30, 2017.  However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
On July 21, 2017, the board of directors of our general partner declared a cash distribution to our unitholders of $0.2922 per common and subordinated unit with respect to the second quarter of 2017. The cash distribution will be paid on August 14, 2017 to unitholders of record as of the close of business on August 4, 2017.
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
As of June 30, 2017, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
the effects of changes in market prices of natural gas, NGLs and crude oil on the drilling and development plans of CNX Gas or HG Energy on our dedicated acreage and the volumes of natural gas and condensate that are produced on our dedicated acreage;

•	changes in the drilling and development plans of CNX Gas or HG Energy in the Marcellus Shale and Utica Shale;

•	the ability of CNX Gas or HG Energy to meet their drilling and development plans in the Marcellus Shale and Utica Shale;

•	the release of acreage from dedication by CNX Gas as an initial shipper under our gas gathering agreement;

•	transfers of acreage by CNX Gas in the right of first offer area, which are not subject to our right of first offer;

•	the outcome, or timing of the outcome, from any outstanding litigation involving CONSOL and Noble Energy;

•	non-performance or non-payment by the counterparties to our gathering agreements;

•	the demand for natural gas and condensate gathering services;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by parties to our gathering agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.
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
Commodity Price Risk
We generate a substantial portion of our revenues pursuant to fee-based gathering agreements with our largest customers CONSOL and, following the Noble Energy Asset Sale, HG Energy based on acreage dedications and do not have minimum volume commitments. We are paid based on the volumes of natural gas and condensate that we gather and handle, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks through CONSOL and HG Energy, who may reduce or shut in production due to depressed commodity prices. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate terms with third parties may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $250.0 million revolving credit facility. Assuming the June 30, 2017 outstanding balance on our revolving credit facility of $161.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $1.6 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Our revolving credit facility contains other provisions, including circumstances that would result in a change of control, which is defined in the agreement as either of CONSOL or Noble Energy failing to each own and control, directly or indirectly, at least 35% of the capital stock of the general partner. A change of control would constitute a default under our revolving credit facility unless waived or amended. Any such waiver or amendment may, among other things, result in a change to existing covenants and conditions based on current credit market conditions and changes in our credit profile as well as incremental costs to the Partnership.
Credit Risk
We are subject to credit risk due to the concentration of our receivables from two significant customers for gas gathering services.  At June 30, 2017, our receivables were primarily from our Sponsors, CONSOL and Noble Energy, which were subsequently collected in full during July 2017.  We generally do not require our customers to post collateral.  The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Consolidated Financial Statements, Note 11–Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. With the exception of the update below, there have been no material changes from the risk factors previously disclosed by the Partnership.

We cannot currently determine what impact, if any, Noble Energy’s divestiture of its upstream assets in the Marcellus Shale will have on the Partnership.

On June 28, 2017, Noble Energy closed the previously announced transaction divesting its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC (“HG Energy”), a portfolio company of Quantum Energy Partners, LP (“Quantum”). As part of the transaction, HG Energy succeeded to, and their production on the acreage that is dedicated to the Partnership will continue to be gathered by the Partnership at the fees that are outlined in our gathering agreement with Noble Energy.  We do not yet know HG Energy's drilling plans with respect to the Marcellus acreage, and they are under no obligation to pursue business strategies that are favorable to us.  Additionally, we will be subject to fluctuations in HG Energy's creditworthiness and overall financial condition, which following consummation of the transaction, may subject us to the risk of non-payment or non-performance by HG Energy under our gathering agreement, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our ability to operate successfully after the Wheeling Creek Acquisition will be largely dependent upon the successful integration of the key personnel and board members who will join us following consummation of the Wheeling Creek Acquisition.
Our ability to successfully operate after the Wheeling Creek Acquisition will be dependent upon the integration of the key personnel and board members who will join us following consummation of the Wheeling Creek Acquisition. While we cannot presently fully ascertain the future roles of the current members of our management following consummation of the acquisition, we currently anticipate that, effective upon consummation of Wheeling Creek Acquisition, John T. Lewis will resign as the chief executive officer of our general partner and as a member of the board of directors of our general partner and of CONE Gathering. Kenneth M. Fisher will also resign as a member of the board of directors of our general partner and of CONE Gathering, and Kirk A. Moore will resign as the general counsel and secretary of our general partner. The individuals that are appointed to the board and designated as our officers as a result of these resignations may be unfamiliar with our operations and/or master limited partnerships, which could increase the time required to fully integrate them into the Partnership.

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
Dated: August 7, 2017

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