Form 10-Q
period 2017-09-30
CONE Midstream Partners LP
filed 2017-11-02
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 2, 2017, CONE Midstream Partners LP had 34,426,482 common units and 29,163,121 subordinated units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Gathering revenue — related party	$32,699	$60,729	$147,324	$181,384
Gathering revenue — third party	23,959	—	24,826	—
Total Revenue	56,658	60,729	172,150	181,384
Expenses
Operating expense — related party	6,324	7,209	21,041	22,631
Operating expense — third party	6,332	7,769	18,922	24,322
General and administrative expense — related party	2,713	2,624	8,364	6,521
General and administrative expense — third party	995	1,049	3,115	3,196
Loss on asset sales	—	—	3,914	10,083
Depreciation expense	5,629	5,392	16,975	15,384
Interest expense	1,197	305	3,359	1,105
Total Expense	23,190	24,348	75,690	83,242
Net Income	33,468	36,381	96,460	98,142
Less: Net income attributable to noncontrolling interest	4,554	12,750	8,488	26,505
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$28,914	$23,631	$87,972	$71,637

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$28,914	$23,631	$87,972	$71,637
Less: General partner interest in net income, including incentive distribution rights	1,504	473	3,938	1,433
Limited partner interest in net income	$27,410	$23,158	$84,034	$70,204

Net income per limited partner unit - Basic	$0.43	$0.40	$1.32	$1.20
Net income per limited partner unit - Diluted	$0.43	$0.40	$1.32	$1.20

Limited partner units outstanding - Basic	63,588	58,343	63,580	58,343
Limited partner unit outstanding - Diluted	63,645	58,431	63,631	58,410

Cash distributions declared per unit (*)	$0.3025	$0.2630	$0.8768	$0.7620

(*)	Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 16.

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$3,839	$6,421
Receivables — related party (Note 7)	11,797	22,434
Receivables — third party (Note 7)	7,759	—
Other current assets	1,744	2,181
Total Current Assets	25,139	31,036
Property and Equipment (Note 8): :
Property and equipment	953,766	930,732
Less — accumulated depreciation	67,932	52,172
Property and Equipment — Net	885,834	878,560
Other assets (Note 9)	634	8,961
TOTAL ASSETS	$911,607	$918,557

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$18,530	$18,007
Accounts payable — related party (Note 10)	2,248	8,289
Total Current Liabilities	20,778	26,296
Other Liabilities:
Revolving credit facility (Note 11)	157,000	167,000
Total Liabilities	177,778	193,296
Partners' Capital:
Common units (34,426,482 units issued and outstanding at September 30, 2017 and 34,363,371 units issued and outstanding at December 31, 2016)	435,202	418,352
Subordinated units (29,163,121 units issued and outstanding at September 30, 2017 and December 31, 2016)	(52,136)	(65,986)
General partner interest	3,988	(2,311)
Partners' capital attributable to CONE Midstream Partners LP	387,054	350,055
Noncontrolling interest	346,775	375,206
Total Partners' Capital	733,829	725,261
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$911,607	$918,557

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL AND NONCONTROLLING INTEREST
(in thousands)
(unaudited)

	Partners' Capital			Total
				Capital
	Limited Partners		General	Attributable	Noncontrolling
	Common	Subordinated	Partner	to Partners	Interest	Total

Balance at December 31, 2016	$418,352	$(65,986)	$(2,311)	$350,055	$375,206	$725,261

Net income	45,492	38,542	3,938	87,972	8,488	96,460
Contributions from (distributions to) general partner and noncontrolling interest holders, net	—	—	29	29	(36,919)	(36,890)
Quarterly distributions to unitholders	(29,130)	(24,692)	(2,722)	(56,544)	—	(56,544)
Noncash contribution of assets held by general partner	—	—	5,054	5,054	—	5,054
Unit-based compensation	899	—	—	899	—	899
Vested units withheld for unitholder taxes	(411)	—	—	(411)	—	(411)
Balance at September 30, 2017	$435,202	$(52,136)	$3,988	$387,054	$346,775	$733,829

The accompanying notes are an integral part of these unaudited financial statements.

CONE MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$96,460	$98,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	17,101	15,507
Unit-based compensation	899	577
Loss on asset sales	3,914	10,083
Other	680	580
Changes in assets and liabilities:
Receivables — related party	10,637	9,411
Receivables — third party	(7,759)	—
Other current and non-current assets	588	606
Accounts payable	(1,874)	(11,961)
Accounts payable — related party	(6,009)	(7)
Net Cash Provided by Operating Activities	114,637	122,938

Cash Flows from Investing Activities:
Capital expenditures	(34,905)	(40,466)
Proceeds from sale of assets	21,531	237
Net Cash Used in Investing Activities	(13,374)	(40,229)

Cash Flows from Financing Activities:
Distributions to general partner and noncontrolling interest holders, net	(36,890)	(2,344)
Quarterly distributions to unitholders	(56,544)	(43,863)
Net payments on revolving credit facility	(10,000)	(32,500)
Vested units withheld for unitholders taxes	(411)	(23)
Net Cash Used In Financing Activities	(103,845)	(78,730)

Net (Decrease) Increase in Cash	(2,582)	3,979
Cash at Beginning of Period	6,421	217
Cash at End of Period	$3,839	$4,196

Cash paid during the period for:
Interest	$3,352	$1,141

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
Noble Energy Sale of Upstream Assets
On June 28, 2017, Noble Energy closed the previously announced sale of its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC (“HG Energy”), a portfolio company of Quantum Energy Partners, LP (“Quantum”), effectively making HG Energy the new shipper on the dedicated acreage that was previously owned by Noble Energy (the “Noble Energy Asset Sale”). In connection with the Noble Energy Asset Sale, Noble Energy provided notice to the Partnership of its release of approximately 37,000 undeveloped acres, which were primarily within the Growth and Additional Systems, from amounts dedicated to us as per the terms of our gathering agreement, which is more fully discussed in Note 5. The Partnership is in the process of confirming the dedication status of the acres that were released.
The Partnership currently gathers the natural gas and condensate volumes produced by HG Energy on our dedicated acreage under the terms of our gathering agreement with Noble Energy, which was assigned to HG Energy upon consummation of the Noble Energy Asset Sale.
Noble Energy Proposed Sale of Interests in CONE Gathering and the Partnership
On May 18, 2017, Noble Energy announced that it had reached an agreement to divest the holding company which owns its 50% membership interest in CONE Gathering, as well as 7,110,638 common units and 14,581,560 subordinated units in the Partnership (collectively, the “Interests”), to Wheeling Creek Midstream, LLC (“Wheeling Creek”), a portfolio company of Quantum (the “Wheeling Creek Acquisition”). The proposed transaction is subject to customary closing conditions. CONSOL has advised Noble Energy that CONSOL disagrees with Noble Energy’s ability to sell its interest in CONE Gathering, which owns our general partner, without first offering a preferential right of purchase to CONSOL. Accordingly, CONSOL has filed a lawsuit against Noble Energy seeking to enforce this right. Noble Energy disputes that CONSOL has such a right. A bench trial was concluded on October 20, 2017 and the Sponsors are awaiting a decision from the court. Given the pendency of the matter and the possibility of appeal by either Sponsor, Noble Energy's ability to close the Wheeling Creek Acquisition as originally contemplated is uncertain at this time.
As of November 2, 2017, Noble Energy continues to own the Interests. Accordingly, in this Quarterly Report on Form 10-Q, we may refer to CONSOL and Noble Energy together as our Sponsors.
Description of Business
Our midstream assets are divided among three operating segments that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

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

On September 30, 2014, in connection with the closing of the Partnership's initial public offering (“IPO”), CONE Gathering contributed to the Partnership a 75% controlling interest in the Anchor Systems, a 5% controlling interest in the Growth Systems and a 5% controlling interest in the Additional Systems. On November 16, 2016, the Partnership acquired the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering (the “Anchor Systems Acquisition”), which was accounted for as a transaction between unitholders under Accounting Standards Codification (“ASC”) 810 - Consolidations. Accordingly, at December 31, 2016 and September 30, 2017, the Partnership owned a 100% controlling limited partner interest in the Anchor Systems and a 5% controlling limited partner interest in each of the Growth and Additional Systems.
In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of others, which may include personnel of our Sponsors as provided through contractual relationships with the Partnership. All of the personnel that conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsors, but we sometimes refer to these individuals as our employees because they provide services directly to us. See Note 5 for details.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems. Although the Partnership has less than a 100% economic interest in the Growth and Additional Systems, each are consolidated fully with the results of the Partnership. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflects only that portion of net income that is attributable to the Partnership's unitholders. As a result of the Anchor Systems Acquisition, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Anchor Systems during the nine months ended September 30, 2017.
Transactions between the Partnership and its Sponsors have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 5.
Jumpstart Our Business Startups Act (“JOBS Act”)
Under the JOBS Act, for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the Securities and Exchange Commission's (“SEC”) reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We continue to be an emerging growth company at September 30, 2017.
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
Revenue Recognition
Our revenues primarily consist of fees, which we charge on a per unit basis, for gathering natural gas that was produced by our shippers. We recognize revenue when services have been rendered, the prices are fixed or determinable, and collectibility is reasonably assured.
The fees we charge CONSOL and the fees we charged Noble Energy, prior to consummation of the Noble Energy Asset Sale are recorded in gathering revenue — related party in our consolidated statements of operations. Following consummation of the Noble Energy Asset Sale, fees from midstream services we perform for HG Energy and any other third party shipper are recorded in gathering revenue — third party in our consolidated statements of operations.
Cash
Cash includes cash on hand and on deposit at banking institutions.
Receivables
Receivables are recorded at the invoiced amount and do not bear interest. When applicable, we reserve for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected. Collectibility is determined based on terms of sale, credit status of customers and various other circumstances. We regularly review collectibility and establish or adjust the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
There were no reserves for uncollectible amounts at September 30, 2017 or December 31, 2016.
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
Property and Equipment
Property and equipment is recorded at cost upon acquisition and is depreciated on a straight-line basis over the assets' estimated useful lives or over their lease terms. Expenditures which extend the useful lives of existing property and equipment are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized as a gain or loss.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of September 30, 2017 and December 31, 2016, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Accordingly, any retirement obligations associated with such assets cannot be estimated. A liability for asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life exists and can be estimated. We have not recorded any liabilities for asset retirement obligations at September 30, 2017 or December 31, 2016.
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
The Partnership fully consolidates each of the Limited Partnerships through its ownership of CONE Midstream Operating Company LLC (the “Operating Company”). The Operating Company, through its general partner ownership interest in each of the Limited Partnerships, is considered to be the primary beneficiary for accounting purposes and has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships.
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
Recent Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09–Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not believe the updated requirements will materially impact our consolidated financial statements.

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

After considering the FASB's issuance of a standard that delayed application of Topic 606 by one year, the new standards are effective for annual reporting periods beginning after December 15, 2017. We expect to adopt Topic 606 using the modified retrospective method of adoption on January 1, 2018 and anticipate that this standard will not have a material impact on net income. We continue to evaluate the impact of the standard on related disclosures.

NOTE 3 — PARTNERSHIP EQUITY AND DISTRIBUTIONS
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash within 45 days after the end of each quarter to unitholders of record on the applicable record date. The Board of Directors of the Partnership’s general partner (the “Board of Directors”) declared the following cash distributions to the Partnership’s common, subordinated and general partner unitholders for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Total Quarterly Distribution Per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31	$0.2450	$14,593	May 13, 2016
June 30	0.2540	15,209	August 12, 2016
September 30	0.2630	15,827	November 14, 2016
December 31	0.2724	18,004	February 14, 2017
2017
March 31	$0.2821	$18,842	May 15, 2017
June 30	0.2922	19,698	August 14, 2017

See Note 16 for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended September 30, 2017.

Subordinated Units
Our partnership agreement provides that, during the subordination period, the common unitholders will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2125 per unit, which is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units. The subordination period will end, and the subordinated units will automatically convert to common units, on a one-for-one basis, when certain distribution requirements, as defined in the partnership agreement, have been met.
At September 30, 2017, CONSOL and Noble Energy own 29,163,121 subordinated units in the aggregate, which represents all of our subordinated units. See Note 16 for additional information regarding the termination of our subordinated period and conversion of our subordinated units on November 15, 2017.
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
See Note 4–Net Income Per Limited Partner Unit for additional details regarding achievement of target distribution levels.
NOTE 4 — NET INCOME PER LIMITED PARTNER UNIT
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
Historical earnings per unit
The Partnership calculates historical earnings per unit under the two-class method and allocates the earnings or losses of a transferred business before the date of a dropdown transaction entirely to the general partner. If applicable, the previously reported earnings per unit of the limited partners would not change as a result of a dropdown transaction.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 46,976 phantom units that were not included in the calculation for the three months ended September 30, 2017 because the effect would have been antidilutive. There were also 53,650 and 13,968 phantom units that were not included in the calculation for the nine months ended September 30, 2017 and 2016, respectively, because the effect would have been antidilutive.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit information)	2017	2016	2017	2016
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP	$28,914	$23,631	$87,972	$71,637
Less: General partner interest in net income, including incentive distribution rights	1,504	473	3,938	1,433
Limited partner interest in net income	$27,410	$23,158	$84,034	$70,204

Net income allocable to common units — Basic and Diluted	$14,840	$11,582	$45,492	$35,112
Net income allocable to subordinated units — Basic and Diluted	12,570	11,576	38,542	35,092
Limited partner interest in net income — Basic and Diluted	$27,410	$23,158	$84,034	$70,204

Weighted average limited partner units outstanding — Basic
Common units	34,425	29,180	34,417	29,180
Subordinated units	29,163	29,163	29,163	29,163
Total	63,588	58,343	63,580	58,343

Weighted average limited partner units outstanding — Diluted
Common units	34,482	29,268	34,468	29,247
Subordinated units	29,163	29,163	29,163	29,163
Total	63,645	58,431	63,631	58,410

Net income per limited partner unit — Basic
Common units	$0.43	$0.40	$1.32	$1.20
Subordinated units	0.43	0.40	1.32	1.20
Total	$0.43	$0.40	$1.32	$1.20

Net income per limited partner unit — Diluted
Common units	$0.43	$0.40	$1.32	$1.20
Subordinated units	0.43	0.40	1.32	1.20
Total	$0.43	$0.40	$1.32	$1.20

NOTE 5 — RELATED PARTY
In the ordinary course of business, we have transactions with CONSOL (and certain of its subsidiaries), Noble Energy, and CONE Gathering which constitute related party transactions. During the nine months ended September 30, 2017, the Partnership sold property and equipment to CONSOL with a carrying value of $17.4 million for $14.0 million in cash proceeds. The resulting loss of $3.4 million was recorded as a loss on asset sales in the accompanying consolidated statement of operations, within the Additional Systems segment. In addition, CONE Gathering contributed assets with a carrying value of $5.0 million to the Partnership's Anchor Systems in the current year period.

Sponsor-related charges within operating expense and general and administrative expense – related party consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operational services — CONSOL	$4,255	$2,856	$10,442	$10,010
Electrical compression	2,069	4,353	10,599	12,621
Total Operating Expense — Related Party	$6,324	$7,209	$21,041	$22,631

CONSOL	$2,580	$2,462	$7,926	$6,031
Noble Energy	133	162	438	490
Total General and Administrative Expense — Related Party	$2,713	$2,624	$8,364	$6,521
In addition to the aforementioned transactions, throughout the nine months ended September 30, 2017 and 2016, the Sponsors, through their ownership of CONE Gathering, regularly reimbursed the Partnership for capital expenditures, initially funded by the Partnership, in proportion to CONE Gathering's noncontrolling ownership interests in the Anchor, Growth and Additional Systems. We also distributed to the Sponsors amounts related to their noncontrolling ownership interest in the earnings of the Anchor, Growth and Additional Systems as well as proceeds from sales of any assets in which the Sponsors have ownership interests through their membership in CONE Gathering. This activity is recorded in the caption “Contributions from (distributions to) general partner and noncontrolling interest holders, net” in the consolidated statements of partners' capital and noncontrolling interest and of cash flows.
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
Our gathering agreement with Noble Energy was assigned to HG Energy upon consummation of the Noble Energy Asset Sale. The terms of the agreement remain unchanged following the assignment, except as it relates to HG Energy's inability to, without the Partnership's consent, release dedicated acreage in connection with a transfer of such acreage free of the dedication to us, and exercise other initial shipper rights provided under the gathering agreement. HG Energy is currently not a related party of the Partnership; accordingly, the focus of the following disclosure is on current and historical related party transactions, which do not include transactions with HG Energy.
Under the gathering agreements with CNX Gas and Noble Energy (from whom we generated related party revenues through June 28, 2017), we receive a fee based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we receive a fee of $0.42 per MMBtu.

•	For the services we provide with respect to the natural gas from the Marcellus Shale formation that requires downstream processing, or wet gas, we receive:
•a fee of $0.289 per MMBtu in the Moundsville area (Marshall County, West Virginia);
•a fee of $0.289 per MMBtu in the Pittsburgh International Airport area; and
•a fee of $0.578 per MMBtu for all other areas in the dedication area.

•	For the services we provide with respect to natural gas from the Utica Shale formation, we receive a weighted average rate of $0.28 per MMBtu.

•	For the condensate services we provide, we receive a fee of $5.25 per barrel (“Bbl”) in the Majorsville area and $2.627 per Bbl in the Moundsville area.
Each of the foregoing fees will escalate annually by 2.5% on January 1, beginning on January 1, 2018. Notwithstanding the foregoing, from time to time, CNX Gas may request rate reductions under certain circumstances, which are reviewed by the board of directors of our general partner, with oversight, as our board of directors deems necessary, by our conflicts committee. No rate reduction arrangements are currently active.
We gather, compress, dehydrate and deliver all of CNX Gas' dedicated natural gas in the Marcellus Shale on a first-priority basis and gather, inject, stabilize and store all of CNX Gas' dedicated condensate on a first-priority basis, with the exception that until December 1, 2018, CNX Gas will receive first-priority service in our Majorsville system with respect to a certain volume of production (revised bi-annually) and any excess production will receive second-priority service.
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
While our gathering agreement with CNX Gas, as an initial shipper under our gas gathering agreement, runs with the land and, subject to the exceptions described therein, is binding upon the transferee of any of our dedicated acreage, the gathering agreement with CNX Gas provides that it may divest 25,000 net acres of its dedicated acreage (plus or minus the net of acreage acquired or divested within the dedicated area since our IPO) free of the dedication to us (the “Acreage Bucket”). The amount of net acreage that may be divested by CNX Gas free of the dedication will be increased by the amount, if any, of the net acreage acquired (or deemed to be acquired) by CNX Gas within the geographic boundaries of the dedication area that will become automatically dedicated to us. For purposes of determining if acreage can be released free and clear of the dedications under our gathering agreement with CNX Gas, the actual net acreage divested or acquired may be adjusted upwards or downwards based on the geographic location of such net acreage, the timing of the respective divestiture or acquisition and certain other conditions set forth in the agreement. During the nine month period ended September 30, 2017, CNX Gas completed several land transactions, involving both developed and undeveloped acreage located primarily in the Anchor and Additional Systems, that impacted our acreage dedication. At November 2, 2017, CNX Gas has approximately 10,000 acres in its Acreage Bucket.
The Noble Energy gathering agreement also provided for an Acreage Bucket, as described above. However, this right was unique to Noble Energy, as an initial shipper under its gathering agreement, and was not transferred to HG Energy upon assignment of the gathering agreement. In connection with the Noble Energy Asset Sale, Noble Energy provided notice to the Partnership of its release of approximately 37,000 undeveloped acres, which were primarily within the Growth and Additional Systems and approximated the amount of the Acreage Bucket attributed to Noble Energy at the time of sale. After the Noble Energy Asset Sale, Noble Energy can no longer release acres from dedication. The Partnership is in the process of confirming the dedication status of the acres that were released.
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

NOTE 6 — CONCENTRATION OF CREDIT RISK
During the three months ended September 30, 2017, substantially all of our revenues were attributable to our two largest customers, CNX Gas and HG Energy. Prior to the Noble Energy Asset Sale, which was completed on June 28, 2017, all of our revenues since the IPO were attributed to our Sponsors, CNX Gas and Noble Energy.

NOTE 7 — RECEIVABLES
Receivables consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Receivables - related party
CONSOL	$11,733	$10,956
Noble Energy	—	8,268
CONE Gathering	64	3,210
Receivables - related party	$11,797	$22,434

Receivables - third party	7,759	—
Total receivables	$19,556	$22,434

NOTE 8 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016	Estimated Useful Lives in Years
Land	$74,950	$72,878	N/A
Gathering equipment	657,089	643,422	25 — 40
Compression equipment	172,219	169,681	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	18,529	13,772	N/A
Total Property and Equipment	$953,766	$930,732

Less: Accumulated depreciation
Gathering equipment	$49,206	$37,275
Compression equipment	13,799	10,590
Processing equipment	4,927	4,307
Total Accumulated Depreciation	$67,932	$52,172
Property and Equipment, Net	$885,834	$878,560

NOTE 9 — OTHER ASSETS

Other assets consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Pipe stock	$392	$8,596
Financing fees	163	286
Other	79	79
Total Other Assets	$634	$8,961
During the nine months ended September 30, 2017, the Partnership sold a significant portion of its pipe stock, which was in the Growth Systems, to a third party for approximately $0.5 million below its carrying value, which was recorded as a loss from asset sales in the accompanying consolidated statements of operations.

NOTE 10 — ACCOUNTS PAYABLE — RELATED PARTY
Related party payables consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
CONSOL:
Expense reimbursements	$935	$999
Capital expenditures reimbursements	11	1,148
General and administrative services	1,258	1,964
Operational expenditures reimbursements	—	395
Other reimbursements	—	1,060
Total due to CONSOL	2,204	5,566

Noble Energy:
Capital expenditures reimbursements	—	1,105
General and administrative services	44	53
Operational expenditures reimbursements	—	401
Other reimbursements	—	1,060
Total due to Noble Energy	44	2,619

CONE Gathering LLC:
Capital expenditures reimbursement to CONE Gathering LLC	—	104
Total due to CONE Gathering LLC	—	104
Total Accounts Payable — Related Party	$2,248	$8,289

NOTE 11 — REVOLVING CREDIT FACILITY
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
The outstanding balances and LIBOR interest rates in effect (plus applicable margin) on our revolving credit facility as of the following dates are presented below.

	September 30, 2017		December 31, 2016
(in thousands, except percentages)	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Revolving credit facility	$157,000	2.75%	$167,000	2.26%
Our revolving credit facility agreement also contains covenants and conditions that, among other things, limit (subject to certain exceptions) our ability to incur or guarantee additional debt, make cash distributions (though there will be an exception for distributions permitted under the partnership agreement, subject to certain customary conditions), incur certain liens or permit them to exist, make certain investments and acquisitions, enter into certain types of transactions with affiliates, merge or consolidate with another company, and transfer, sell or otherwise dispose of assets. In addition, the agreement contains other provisions, including circumstances that would result in a change of control, which is defined in the agreement as either CONSOL or Noble Energy failing to each own and control, directly or indirectly, at least 35% of the capital stock of our general partner. A change of control would constitute a default under our revolving credit facility unless waived or amended. Any such waiver or amendment may, among other things, result in a change to existing covenants and conditions based on current credit market conditions and changes in our credit profile as well as incremental costs to the Partnership.
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

The Partnership is in compliance with each of the above referenced financial covenants at September 30, 2017. Accordingly, the Partnership had $93.0 million, the maximum amount of revolving credit, available for borrowing at September 30, 2017.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
We may become involved in claims and other legal matters arising in the ordinary course of business. Although claims are inherently unpredictable, we are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 13 — LEASES
We have entered into various non-cancelable operating leases, primarily related to compression facilities. Future minimum lease payments under operating leases as of September 30, 2017 are as follows:

(in thousands)	Minimum Lease Payments
remainder of 2017	$1,342
2018	3,080
2019	1,643
2020	945
$7,010
Rental expense under operating leases was $1.9 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $5.7 million and $5.8 million for nine months ended September 30, 2017 and 2016, respectively. These expenses are included within operating expense - third party on our consolidated statement of operations.

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
Segment results for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Gathering Revenue:
Anchor Systems	$45,729	$50,005	$142,067	$149,150
Growth Systems	1,967	2,587	6,210	8,186
Additional Systems	8,962	8,137	23,873	24,048
Total Gathering Revenue	$56,658	$60,729	$172,150	$181,384

Net Income (Loss):
Anchor Systems	$28,676	$31,159	$87,526	$95,328
Growth Systems	(366)	1,112	87	(7,204)
Additional Systems	5,158	4,110	8,847	10,018
Total Net Income	$33,468	$36,381	$96,460	$98,142

Depreciation Expense:
Anchor Systems	$3,803	$3,620	$11,294	$10,474
Growth Systems	556	530	1,644	1,590
Additional Systems	1,270	1,242	4,037	3,320
Total Depreciation Expense	$5,629	$5,392	$16,975	$15,384

Capital Expenditures for Segment Assets:
Anchor Systems	$9,767	$4,868	$29,916	$27,109
Growth Systems	114	465	935	693
Additional Systems	1,609	1,409	4,054	12,664
Total Capital Expenditures	$11,490	$6,742	$34,905	$40,466
Segment assets as of the dates presented were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Segment Assets
Anchor Systems	$583,428	$571,415
Growth Systems	100,277	98,447
Additional Systems	227,902	248,695
Total Segment Assets	$911,607	$918,557

NOTE 15 — LONG-TERM INCENTIVE PLAN
Under the CONE Midstream Partners LP 2014 Long-Term Incentive Plan (our “LTIP”), our general partner may issue long-term equity-based awards to directors, officers and employees of the general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services on behalf of the Partnership. The Partnership is responsible for the cost of awards granted under the LTIP, which limits the number of units that may be delivered pursuant to vested awards to 5,800,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.
The following table presents phantom unit activity during the nine months ended September 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2016	158,117	$10.57
Granted	69,976	23.64
Vested	(80,004)	11.05
Forfeited	(12,082)	18.03
Total awarded and unvested at September 30, 2017	136,007	$16.35
The Partnership accounts for phantom units as equity awards and records compensation expense on a straight line basis over the vesting period based on the fair value of the awards at their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.2 million of compensation expense for each of the three months ended September 30, 2017 and 2016 and $0.9 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively, which was included in general and administrative expense - related party in the consolidated statements of operations.
At September 30, 2017, the unrecognized compensation related to all outstanding awards was $1.4 million, which is expected to vest over the next 28 months.

NOTE 16 — SUBSEQUENT EVENTS
On October 19, 2017, the Board of Directors of CONE Midstream GP LLC, the Partnership's general partner, declared a cash distribution to the Partnership’s unitholders with respect to the third quarter of 2017 of $0.3025 per common and subordinated unit. The cash distribution will be paid on November 14, 2017 to unitholders of record at the close of business on November 3, 2017.
On October 19, 2017, the Board of Directors of CONE Midstream GP LLC also confirmed and approved that, upon the payment of the distribution with respect to the quarter ended September 30, 2017, the financial tests required for conversion of the Partnership’s subordinated units will be met. Accordingly, the subordination period with respect to the Partnership’s subordinated units is expected to expire on November 15, 2017, and all of the 29,163,121 outstanding subordinated units will automatically convert into common units on a one-for-one basis on that day.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CONE Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under "forward-looking statements" below and those discussed in the section entitled "Risk Factors" in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016, in Part II. Item 1A. “Risk Factors” of the Quarterly Report for the quarter ended June 30, 2017, and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q. In this Item 2, all references to "we," us," "our," the "Partnership," "CNNX," or similar terms refer to CONE Midstream Partners LP and its subsidiaries.
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
On December 1, 2016, CONSOL and Noble Energy consummated an Exchange Agreement (the “Exchange Agreement”), pursuant to which, effective as of October 1, 2016, the JDA was terminated and CONSOL and Noble Energy separated their Marcellus Shale AMI into two separate operating areas.  Under the Exchange Agreement, CNX Gas Company LLC (“CNX Gas”), a wholly owned subsidiary of CONSOL, and Noble Energy exchanged certain jointly owned oil and gas properties and related assets that were previously subject to the JDA.
Following consummation of the Exchange Agreement, each of CNX Gas and Noble Energy owned 100% of their respective upstream interests in the Marcellus Shale. Accordingly, we entered into new gathering agreements, with substantially the same fixed-fee terms as under the prior agreements, with each of CNX Gas and Noble Energy that replaced the gathering agreements that had been in place since our initial public offering (“IPO”).
Noble Energy Sale of Upstream Assets
On June 28, 2017, Noble Energy closed the previously announced sale of its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC (“HG Energy”), a portfolio company of Quantum Energy Partners, LP (“Quantum”), effectively making HG Energy the new shipper on the dedicated acreage that was previously owned by Noble Energy (the “Noble Energy Asset Sale”). In connection with the Noble Energy Asset Sale, Noble Energy provided notice to the Partnership of its release of approximately 37,000 undeveloped acres, which were primarily within the Growth and Additional Systems, from amounts dedicated to us as per the terms of our gathering agreement. The Partnership is in the process of confirming the dedication status of the acres that were released.
The Partnership currently gathers the natural gas and condensate volumes produced by HG Energy on our dedicated acreage under the terms of our gathering agreement with Noble Energy, which was assigned to HG Energy upon consummation of the Noble Energy Asset Sale.
Noble Energy Proposed Sale of Interests in the Partnership and CONE Gathering
On May 18, 2017, Noble Energy announced that it had reached an agreement to sell its 50% membership interest in CONE Gathering LLC, a Delaware limited liability company and the sole member of our general partner (“CONE Gathering”), as well as 7,110,638 common units and 14,581,560 subordinated units in the Partnership (collectively, the “Interests”), to Wheeling Creek Midstream, LLC (“Wheeling Creek”), a portfolio company of Quantum (the “Wheeling Creek Acquisition”). The proposed transaction is subject to customary closing conditions. CONSOL has advised Noble Energy that CONSOL disagrees with Noble Energy’s ability to sell its interest in CONE Gathering, which wholly owns our general partner, without first offering a preferential right of purchase to CONSOL. Accordingly, CONSOL has filed a lawsuit against Noble Energy seeking to enforce this right. Noble Energy disputes that CONSOL has such a right. A bench trial was concluded on October 20, 2017 and the Sponsors are awaiting a decision from the court. Given the pendency of the matter and the possibility of appeal by either Sponsor, Noble Energy's ability to close the Wheeling Creek Acquisition as originally contemplated is uncertain at this time. See also Item 1A. Risk Factors for other risks associated with the proposed Wheeling Creek Acquisition.
As of November 2, 2017, Noble Energy continues to own the Interests. Accordingly, in this Quarterly Report on Form 10-Q, we may refer to CONSOL and Noble Energy together as our Sponsors.
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
On November 16, 2016 we acquired the remaining 25% limited partner noncontrolling interest in the Anchor Systems from CONE Gathering (the “Anchor Systems Acquisition”). Accordingly, our net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP includes our 100% controlling interest in the Anchor Systems for the three month and nine month periods ended September 30, 2017. However, for the comparable 2016 periods, net income attributable to general and limited partner ownership interests in CONE Midstream Partners LP only includes our 75% controlling interest in the Anchor Systems.
Third Quarter 2017 Highlights
The Partnership continued its solid financial performance in the quarter ended September 30, 2017. Compared to the quarter ended September 30, 2016, results attributable to the general partner and limited partner ownership interests in the Partnership increased primarily as a result of the Anchor Systems Acquisition. Comparative results net to the Partnership, with the exception of operating cash flows, which is shown on a gross consolidated basis, were as follows for the quarters ended September 30, 2017 and 2016, respectively:

•	Net income of $28.9 million as compared to $23.6 million;

•	Average daily throughput volumes of 946 billion Btu per day (BBtu/d) as compared to 840 BBtu/d;

•	Cash provided by operating activities of $38.2 million as compared to $40.0 million;

•	Adjusted EBITDA (non-GAAP) of $34.2 million as compared to $26.8 million; and

•	Distributable cash flow (non-GAAP) of $29.4 million as compared to $23.3 million
Consistent with each of the last seven consecutive quarters, the current quarter's cash provided by operating activities exceeded the sum of capital expenditures ($11.5 million), distributions to unitholders ($19.7 million) and interest paid ($1.2 million).
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
During the nine month period ended September 30, 2017, CNX Gas completed several land transactions, consisting of both undeveloped and developed acreage located primarily in the Anchor and Additional Systems, that reduced its acreage dedication to us by 27,000 acres, leaving CNX Gas with approximately 10,000 acres remaining in its Acreage Bucket. Additionally, in connection with the Noble Energy Asset Sale, Noble Energy provided notice to the Partnership of its release of approximately 37,000 undeveloped acres, which were primarily within the Growth and Additional Systems, which approximated the amount of the Acreage Bucket attributed to Noble Energy at the time of sale. After the Noble Energy Asset Sale, Noble Energy can no longer release acres from dedication.
HG Energy does not have an Acreage Bucket, as it is not an initial shipper under the Noble Energy gathering agreement, which was assigned to them upon consummation of the Noble Energy Asset Sale.
At November 2, 2017, we have acreage dedications from CNX Gas and HG Energy of approximately 450,000 aggregate acres, subject to our confirmation of the dedication status of the acres that were released in connection with the Noble Energy Asset Sale.
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

Operating Expense
Operating expense is comprised of costs directly associated with gathering natural gas at the wellhead and transporting it to interstate and intrastate pipelines, natural gas processing facilities or other delivery points. These costs include electrically-powered compression, direct labor, repairs and maintenance, supplies, ad valorem and property taxes, utilities and contract services. With the exception of electrically-powered compression, which generally fluctuates with throughput, these expenses generally remain stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.

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

Drilling and Development Plans

Our operations are primarily dependent upon CNX Gas' and HG Energy's natural gas production on our dedicated acreage in the Marcellus Shale. Each of CNX Gas and HG Energy maintains its own drilling and development program on their respective upstream acreage, including on our dedicated acreage, and primarily relies on us to deliver the midstream infrastructure necessary to accommodate its continuing production growth in the Marcellus Shale. However, we have no control over the level or timing of their exploration and production activities in our areas of operation in the Marcellus Shale. During the nine months ended September 30, 2017, CNX Gas, which also performed drilling operations outside of the CONE dedication area, had the equivalent of one active rig on our dedicated acreage.
We are actively engaged in discussions with CNX Gas and HG Energy to support their current and future production. Although their plans may change, and have changed, on a quarterly basis dependent upon a number of market factors and changing drilling initiatives, we believe that the total activity in the most recent drilling and development plans that we received has not changed significantly from the total activity that our main shippers provided to us at the beginning of the year.
Fluctuations in natural gas prices could affect production rates over time and levels of investment by our customers and potential customers in exploration for and development of new natural gas reserves. Over parts of the last two years, persistently low commodity prices caused, and may continue to cause, producers to delay drilling or shut in production, which would reduce the volumes of natural gas and condensate available for gathering by our midstream systems. If either of CNX Gas or HG Energy reduces or delays drilling or temporarily shuts in production due to persistently low commodity prices, or for any other reason, we are not assured a certain amount of revenue, as the gathering agreements with CNX Gas and HG Energy do not contain minimum volume commitments.
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

Results of Operations
Quarter Ended September 30, 2017 Compared to the Quarter Ended September 30, 2016

	Quarter Ended September 30,
	2017	2016	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$32,699	$60,729	$(28,030)	(46.2)%
Gathering revenue — third party	23,959	—	23,959	100.0%
Total Revenue	56,658	60,729	(4,071)	(6.7)%
Expenses
Operating expense — related party	6,324	7,209	(885)	(12.3)%
Operating expense — third party	6,332	7,769	(1,437)	(18.5)%
General and administrative expense — related party	2,713	2,624	89	3.4%
General and administrative expense — third party	995	1,049	(54)	(5.1)%
Depreciation expense	5,629	5,392	237	4.4%
Interest expense	1,197	305	892	292.5%
Total Expense	23,190	24,348	(1,158)	(4.8)%
Net Income	$33,468	$36,381	$(2,913)	(8.0)%
Less: Net income attributable to noncontrolling interest	4,554	12,750	(8,196)	(64.3)%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (*)	$28,914	$23,631	$5,283	22.4%

Operating Statistics - Gathered Volumes for the Quarter Ended September 30, 2017

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d) (**)	562	45	5	612	565
Wet Gas (BBtu/d) (**)	364	4	218	586	375
Condensate (MMcfe/d)	6	—	2	8	6
Total Gathered Volumes	932	49	225	1,206	946

Operating Statistics - Gathered Volumes for the Quarter Ended September 30, 2016

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d) (**)	767	61	14	842	579
Wet Gas (BBtu/d) (**)	331	5	177	513	258
Condensate (MMcfe/d)	4	—	5	9	3
Total Gathered Volumes	1,102	66	196	1,364	840

(*) On November 16, 2016, the Partnership acquired the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering. The Partnership owned a 100% controlling limited partner interest in the Anchor Systems during the quarter ended September 30, 2017 and a 75% controlling interest in the Anchor Systems during the quarter ended September 30, 2016. See "Ownership of Our Assets" above.
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
Total revenue decreased approximately 6.7% to $56.7 million for the three months ended September 30, 2017 compared to approximately $60.7 million for the three months ended September 30, 2016, while gathered volumes decreased approximately 11.6% in the current quarter compared to the prior year quarter. The volume decrease was primarily within our Anchor Systems. The revenue decrease compared to the prior year quarter was partially offset by the annual 2.5% increase in gathering fees that we charge pursuant to our gas gathering agreements as well as a positive mix of wet gas gathered versus dry gas gathered in the current quarter compared to the prior year quarter.

Operating Expense
Total operating expenses were approximately $12.7 million in the current quarter compared to approximately $15.0 million in the prior year quarter. Included in total operating expense was electrically-powered compression expense of $4.1 million for the three months ended September 30, 2017 compared to $4.4 million for the three months ended September 30, 2016, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 18.9% in the current quarter compared to the prior year quarter, primarily as a result of continued adherence to operating cost control measures implemented by our operations team in the prior year.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was $3.7 million in each of the three months ended September 30, 2017 and 2016.

Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $5.6 million in the three months ended September 30, 2017 compared to approximately $5.4 million in the three months ended September 30, 2016. The increase is the result of additional assets placed into service over time.

Interest Expense
Interest expense is primarily comprised of interest on the outstanding balance under our revolving credit facility. Interest expense was approximately $1.2 million for the three months ended September 30, 2017 compared to approximately $0.3 million for the three months ended September 30, 2016. The increase is primarily due to the increase in our average outstanding balance under our revolving credit facility in the current quarter compared to the prior year quarter, which was due primarily to borrowings necessary to fund the Anchor Systems Acquisition.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	147,324	181,384	(34,060)	(18.8)%
Gathering revenue — third party	24,826	—	24,826	100.0%
Total Revenue	172,150	181,384	(9,234)	(5.1)%
Expenses
Operating expense — related party	21,041	22,631	(1,590)	(7.0)%
Operating expense — third party	18,922	24,322	(5,400)	(22.2)%
General and administrative expense — related party	8,364	6,521	1,843	28.3%
General and administrative expense — third party	3,115	3,196	(81)	(2.5)%
Loss on asset sales	3,914	10,083	(6,169)	(61.2)%
Depreciation expense	16,975	15,384	1,591	10.3%
Interest expense	3,359	1,105	2,254	204.0%
Total Expense	75,690	83,242	(7,552)	(9.1)%
Net Income	$96,460	$98,142	$(1,682)	(1.7)%
Less: Net income attributable to noncontrolling interest	8,488	26,505	(18,017)	(68.0)%
Net Income Attributable to General and Limited Partner Ownership Interest in CONE Midstream Partners LP (*)	$87,972	$71,637	$16,335	22.8%

Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2017

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d) (**)	604	48	15	667	607
Wet Gas (BBtu/d) (**)	373	4	188	565	383
Condensate (MMcfe/d)	5	—	3	8	5
Total Gathered Volumes	982	52	206	1,240	995

Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2016

	Anchor	Growth	Additional	TOTAL	NET TOTAL (*)
Dry Gas (BBtu/d) (**)	731	64	18	813	552
Wet Gas (BBtu/d) (**)	378	6	162	546	292
Condensate (MMcfe/d)	5	—	6	11	4
Total Gathered Volumes	1,114	70	186	1,370	848

(*) On November 16, 2016, the Partnership acquired the remaining 25% noncontrolling interest in the Anchor Systems from CONE Gathering. The Partnership owned a 100% controlling limited partner interest in the Anchor Systems during the nine months ended September 30, 2017 and a 75% controlling interest in the Anchor Systems during the nine months ended September 30, 2016. See "Ownership of Our Assets" above.
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
Total revenue decreased approximately 5.1% to $172.2 million for the nine months ended September 30, 2017 compared to $181.4 million for the nine months ended September 30, 2016, while gathered volumes decreased approximately 9.5% in the current nine month period compared to the prior year period. The revenue decrease compared to the prior year period was partially offset by the annual 2.5% increase in gathering fees that we charge pursuant to our gas gathering agreements as well as a positive mix of wet gas gathered versus dry gas gathered in the current period compared to the prior year period.

Operating Expense
Total operating expenses were approximately $40.0 million for the nine months ended September 30, 2017 compared to approximately $47.0 million for the nine months ended September 30, 2016. Included in total operating expense was electrically-powered compression expense of $12.7 million for the nine months ended September 30, 2017 compared to $12.6 million for the nine months ended September 30, 2016, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 20.6% in the current nine month period compared to the prior year period, primarily as a result of our continued adherence to operating cost control measures implemented in the prior year period.

General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $11.5 million for the nine months ended September 30, 2017 compared to approximately $9.7 million for the nine months ended September 30, 2016, due primarily to changes in how the general partner allocated certain personnel-related costs in the current year to date period, including incentive compensation.

Loss on Asset Sales
During the nine months ended September 30, 2017, the Partnership sold property and equipment with a carrying value of $17.4 million to CNX Gas for $14.0 million in cash proceeds. In connection with its receipt of midstream assets from us and its follow on sale of combined upstream and midstream assets to an unrelated third party, CNX Gas also released approximately 10,000 acres from dedication to us under its Acreage Bucket. Our sale of midstream assets resulted in a loss of $3.4 million, which was recorded in loss on asset sales in the accompanying consolidated statement of operations. The assets that were sold, and acreage that was released, were previously within the Additional Systems; accordingly the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.2 million. In addition, we also sold a significant portion of our pipe stock to an unrelated third party for approximately $0.5 million below its carrying value during the current nine month period.
During the nine months ended September 30, 2016, we sold a portion of excess pipe supply from the Growth Systems to an unrelated third party for an amount that was below its carrying value.  We recorded a loss of $10.1 million related to the sale during the 2016 period; however, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was $0.5 million.

Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $17.0 million for the nine months ended September 30, 2017 compared to approximately $15.4 million for the nine months ended September 30, 2016. The increase is the result of additional assets placed into service over time.

Interest Expense
Interest expense is primarily comprised of interest on the outstanding balance under our revolving credit facility. Interest expense was approximately $3.4 million in the nine months ended September 30, 2017 compared to approximately $1.1 million for the nine months ended September 30, 2016. The increase is primarily due to the increase in our average outstanding balance under our revolving credit facility in the current year-to-date period compared to the prior year-to-date period, which was due primarily to borrowings necessary to fund the Anchor Systems Acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net Income	$33,468	$36,381	$96,460	$98,142
Depreciation expense	5,629	5,392	16,975	15,384
Interest expense	1,197	305	3,359	1,105
EBITDA	40,294	42,078	116,794	114,631
Non-cash unit-based compensation expense	249	222	899	577
Loss on asset sales	—	—	3,914	10,083
Adjusted EBITDA	40,543	42,300	121,607	125,291
Less:
Net income attributable to noncontrolling interest	4,554	12,750	8,488	26,505
Depreciation expense attributable to noncontrolling interest	1,736	2,589	5,399	7,283
Other expenses attributable to noncontrolling interest	92	205	286	521
Loss on asset sales attributable to noncontrolling interest	—	—	3,718	9,579
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$34,161	$26,756	$103,716	$81,403
Less: cash interest paid, net	1,154	198	3,233	682
Less: maintenance capital expenditures, net of reimbursements	3,579	3,283	11,175	9,234
Distributable Cash Flow	$29,428	$23,275	$89,308	$71,487

Net Cash Provided by Operating Activities	$38,203	$39,981	$114,637	$122,938
Interest expense	1,197	305	3,359	1,105
Loss on asset sales	—	—	3,914	10,083
Other, including changes in working capital	1,143	2,014	(303)	(8,835)
Adjusted EBITDA	40,543	42,300	121,607	125,291
Less:
Net income attributable to noncontrolling interest	4,554	12,750	8,488	26,505
Depreciation expense attributable to noncontrolling interest	1,736	2,589	5,399	7,283
Other expenses attributable to noncontrolling interest	92	205	286	521
Loss on asset sales attributable to noncontrolling interest	—	—	3,718	9,579
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CONE Midstream Partners LP	$34,161	$26,756	$103,716	$81,403
Less: cash interest paid, net	1,154	198	3,233	682
Less: maintenance capital expenditures, net of reimbursements	3,579	3,283	11,175	9,234
Distributable Cash Flow	$29,428	$23,275	$89,308	$71,487
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $6.2 million and $17.8 million increases in the current three month and nine month periods, respectively, compared to the 2016 periods were primarily attributable to the Anchor Systems Acquisition consummated in the fourth quarter of 2016.

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
Revolving Credit Facility
We maintain a $250.0 million revolving credit facility, which is available for working capital, capital expenditures, certain acquisitions, distributions, unit repurchases and other lawful partnership purposes. As of September 30, 2017, we had an outstanding balance on our revolving credit facility of $157.0 million, and based on our compliance with the financial covenants governed by the revolving credit facility, we had $93.0 million, or the maximum amount, available for borrowing. We incurred $3.2 million of cash interest expense on the revolving credit facility (not including amortization of revolver fees) during the nine months ended September 30, 2017.
For additional information on our revolving credit facility, see Item 1. Consolidated Financial Statements, Note 11–Revolving Credit Facility, which is incorporated herein by reference.
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$114,637	$122,938	$(8,301)
Net cash used in investing activities	$(13,374)	$(40,229)	$26,855
Net cash used in financing activities	$(103,845)	$(78,730)	$(25,115)
Net cash provided by operating activities decreased approximately $8.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. A decrease of approximately $3.7 million in the Partnership's consolidated year-over-year earnings before interest, loss on asset sales, and depreciation accounted for part of the change, with the remaining change the result of working capital adjustments, none of which were individually significant.
Net cash used in investing activities decreased $26.9 million during the nine months ended September 30, 2017 compared to the prior year period. The primary reason for the decrease was our receipt of approximately $21.5 million in the current year period from the sale of long term assets.
Net cash used in financing activities increased approximately $25.1 million during the nine months ended September 30, 2017 compared to the prior year period. The Sponsors, through their ownership of CONE Gathering, regularly reimburse the Partnership for capital expenditures, initially funded by the Partnership, related to their noncontrolling ownership interests in the Limited Partnerships, less their noncontrolling interests in the ongoing earnings in the Limited Partnerships and sales of any assets in which the Sponsors have ownership interests through their membership in CONE Gathering. The increase in cash used in financing activities during the nine months ended September 30, 2017 compared to the prior year period is primarily due to net payments we made to the Sponsors under the above circumstances.
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

Capital Expenditures for the Nine Months Ended September 30, 2017

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$11,041	$634	$2,033	$13,708
Expansion capital	18,875	301	2,021	21,197
Total Capital Investment	$29,916	$935	$4,054	$34,905

Capital Investment Net to the Partnership
Maintenance capital	$11,041	$32	$102	$11,175
Expansion capital	18,875	15	101	18,991
Total Capital Investment Net to the Partnership	$29,916	$47	$203	$30,166
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

Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the general partner interest and the number of common and subordinated units outstanding as of September 30, 2017.  However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
On October 19, 2017, the board of directors of our general partner declared a cash distribution to our unitholders of $0.3025 per common and subordinated unit with respect to the third quarter of 2017. The cash distribution will be paid on November 14, 2017 to unitholders of record as of the close of business on November 3, 2017. For information regarding the termination of our subordination period and conversion of our subordinated units on November 15, 2017, see Item 1. Consolidated Financial Statements, Note 16-Subsequent Events, which is incorporated herein by reference.
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

Contractual Obligations
For a discussion of total debt outstanding under our revolving credit facility, see Item 1. Consolidated Financial Statements, Note 11–Revolving Credit Facility, which is incorporated herein by reference.
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
As of September 30, 2017, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
Forward-Looking Statements
This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership, our capital programs and our Sponsors.
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
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, in Part II. Item 1A. “Risk Factors” of the Quarterly Report for the quarter ended June 30, 2017, and in Part II. Item 1A. “Risk Factors” of this Quarterly Report on 10-Q, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
Interest Rate Risk
We maintain a $250.0 million revolving credit facility. Assuming the September 30, 2017 outstanding balance on our revolving credit facility of $157.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $1.6 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
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
Credit Risk
We are subject to credit risk due to the concentration of receivables from our two most significant customers, CONSOL and HG Energy, for gas gathering services. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On June 28, 2017, Noble Energy closed the previously announced transaction divesting its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC (“HG Energy”), a portfolio company of Quantum Energy Partners, LP (“Quantum”). As part of the transaction, HG Energy succeeded to, and their production on the acreage that is dedicated to the Partnership will continue to be gathered by the Partnership at the fees that are outlined in our gathering agreement with Noble Energy.  During the quarter ended September 30, 2017, HG Energy sent us its first drilling and development plan since acquiring Noble Energy's acreage.  However, HG Energy is under no obligation to pursue business strategies that are favorable to us, and it may alter its current drilling and development plan at any time. Additionally, we will be subject to fluctuations in HG Energy's creditworthiness and overall financial condition, which following consummation of the transaction, may subject us to the risk of non-payment or non-performance by HG Energy under our gathering agreement, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Our ability to operate successfully after the Wheeling Creek Acquisition will be largely dependent upon the successful integration of the key personnel and board members who will join us following consummation of the Wheeling Creek Acquisition.
Our ability to successfully operate after the Wheeling Creek Acquisition will be dependent upon the integration of the key personnel and board members who will join us following consummation of the Wheeling Creek Acquisition. While we cannot presently fully ascertain the future roles of the current members of our management following consummation of the acquisition, we currently anticipate that, effective upon consummation of Wheeling Creek Acquisition, John T. Lewis will resign as the chief executive officer of our general partner and as a member of the board of directors of our general partner and of CONE Gathering. Kenneth M. Fisher will also resign as a member of the board of directors of our general partner and of CONE Gathering, and Kirk A. Moore will resign as the general counsel and secretary of our general partner. The individuals that are appointed to the board and designated as our officers as a result of these or other resignations may be unfamiliar with our operations and/or master limited partnerships, which could increase the time required to fully integrate them into the Partnership.

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
Dated: November 2, 2017

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