Form 10-Q
period 2018-03-31
CNX Midstream Partners LP
filed 2018-05-03
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 3, 2018, CNX Midstream Partners LP had 63,638,165 common units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Gathering revenue — related party	$37,730	$58,958
Gathering revenue — third party	26,139	—
Total Revenue	63,869	58,958
Expenses
Operating expense — related party	4,435	7,628
Operating expense — third party	8,468	6,633
General and administrative expense — related party	3,612	2,883
General and administrative expense — third party	2,549	1,192
Loss on asset sales	2,755	673
Depreciation expense	5,856	5,671
Interest expense	2,489	1,038
Total Expense	30,164	25,718
Net Income	33,705	33,240
Less: Net income attributable to noncontrolling interest	5,858	3,173
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$27,847	$30,067

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$27,847	$30,067
Less: General partner interest in net income, including incentive distribution rights	2,152	1,129
Limited partner interest in net income	$25,695	$28,938

Net income per limited partner unit - Basic	$0.40	$0.46
Net income per limited partner unit - Diluted	$0.40	$0.45

Limited partner units outstanding - Basic	63,623	63,566
Limited partner unit outstanding - Diluted	63,659	63,617

Cash distributions declared per unit (*)	$0.3245	$0.2821

(*)	Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 15.

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$1,966	$3,194
Receivables — related party (Note 6)	13,411	13,104
Receivables — third party (Note 6)	9,645	8,251
Other current assets	3,242	2,169
Total Current Assets	28,264	26,718
Property and Equipment (Note 7):
Property and equipment	978,890	972,841
Less — accumulated depreciation	79,332	73,563
Property and Equipment — Net	899,558	899,278
Other assets (Note 8)	4,294	593
TOTAL ASSETS	$932,116	$926,589

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$23,363	$23,602
Accounts payable — related party (Note 9)	3,056	2,376
Total Current Liabilities	26,419	25,978
Other Liabilities:
Revolving credit facility (Note 10)	20,000	149,500
Long-term debt (Note 11)	392,647	—
Total Liabilities	439,066	175,478
Partners’ Capital:
Common units (63,638,165 units issued and outstanding at March 31, 2018 and 63,588,152 units issued and outstanding at December 31, 2017)	241,844	389,427
General partner interest	4,930	4,328
Partners’ capital attributable to CNX Midstream Partners LP	246,774	393,755
Noncontrolling interest	246,276	357,356
Total Partners’ Capital	493,050	751,111
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$932,116	$926,589

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(in thousands)
(unaudited)

	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2017	$389,427	$4,328	$393,755	$357,356	$751,111

Net income	25,695	2,152	27,847	5,858	33,705
Contributions from (distributions to) general partner and noncontrolling interest holders, net	—	16	16	(5,525)	(5,509)
Quarterly distributions to unitholders	(19,923)	(1,566)	(21,489)	—	(21,489)
Acquisition of Shirley-Penns System	(153,587)	—	(153,587)	(111,413)	(265,000)
Unit-based compensation	579	—	579	—	579
Vested units withheld for unitholder taxes	(347)	—	(347)	—	(347)
Balance at March 31, 2018	$241,844	$4,930	$246,774	$246,276	$493,050

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$33,705	$33,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	6,039	5,713
Unit-based compensation	579	283
Loss on long-term asset sales	2,755	673
Other	117	83
Changes in assets and liabilities:
Receivables — related party	453	(458)
Receivables — third party	(1,394)	—
Other current and non-current assets	(650)	3
Accounts payable	(294)	(2,386)
Accounts payable — related party	557	(2,975)
Net Cash Provided by Operating Activities	41,867	34,176

Cash Flows from Investing Activities:
Capital expenditures	(15,972)	(11,192)
Proceeds from sale of assets	5,816	—
Net Cash Used in Investing Activities	(10,156)	(11,192)

Cash Flows from Financing Activities:
Distributions (to) from partners and noncontrolling interest holders, net	(5,509)	28
Vested units withheld for unitholder taxes	(347)	(411)
Quarterly distributions to unitholders	(21,489)	(18,004)
Net payments on unsecured $250.0 million credit facility	(149,500)	(5,000)
Net borrowings on secured $600.0 million credit facility	20,000	—
Proceeds from issuance of long-term debt, net of discount	394,000	—
Debt issuance costs	(5,094)	—
Acquisition of Shirley-Penns System	(265,000)	—
Net Cash Used In Financing Activities	(32,939)	(23,387)

Net Decrease in Cash	(1,228)	(403)
Cash at Beginning of Period	3,194	6,421
Cash at End of Period	$1,966	$6,018

Cash paid during the period for:
Interest	$1,160	$1,060

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS
CNX Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. The Partnership’s assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. The Partnership is managed by its general partner, CNX Midstream GP LLC (the “general partner”), a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). Following the January 3, 2018 transaction discussed below, CNX Gathering became a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX”). The Partnership was formed in May 2014 as a joint venture between CNX and Noble Energy, Inc (“Noble Energy”).
On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), a Virginia limited liability company, acquired Noble Energy’s 50% membership interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “Transaction”). As a result of the Transaction, CNX owns 100% of the membership interest in CNX Gathering and is the sole sponsor of the Partnership. Accordingly, we may refer to CNX as the “Sponsor” throughout this Quarterly Report on Form 10-Q.
Noble Energy continues to own 21,692,198 common units representing limited partner interests in the Partnership (the “Retained Units”); however, Noble Energy has announced its intention to divest of the Retained Units over the next few years. See Note 5–Related Party for additional information.
Acquisition of Shirley-Penns System
At December 31, 2017, CNX Gathering owned a 95% noncontrolling interest in DevCo III LP (which we refer to as the “Additional Systems”), which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”), while the Partnership owned the remaining 5% controlling interest in DevCo III LP.
On March 16, 2018, the Partnership closed its previously announced acquisition of the remaining 95% interest in the Shirley-Penns System, pursuant to which DevCo III LP transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in DevCo III LP. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System to DevCo I LP (which we refer to as the “Anchor Systems”) in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”). See Note 11 for details.
At March 31, 2018, the Partnership owns a 100% controlling interest in the Shirley-Penns System. The Additional Systems continue to hold other gathering systems in which the Partnership owns a 5% controlling interest.
Description of Business
Our midstream assets are divided among three operating segments that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, which includes our three primary midstream systems (the McQuay System, the Majorsville System and the Mamont System) and related assets. Effective March 16, 2018, the Anchor Systems also include the Shirley-Penns System.

•
Our Growth Systems are primarily located in the dry gas regions of our dedicated acreage in central West Virginia that are generally in earlier phases of development and require substantial future expansion capital expenditures to materially increase production, which would primarily be funded by CNX in proportion to CNX Gathering’s 95% retained ownership interest.

•
Our Additional Systems include several gathering systems primarily located in the wet gas regions of our dedicated acreage (primarily the Moundsville, Wadestown and Pittsburgh Airport Systems) that we expect will require lower levels of expansion capital investment relative to our Growth Systems. The substantial majority of capital investment on these systems would primarily be funded by CNX in proportion to CNX Gathering’s 95% retained ownership interest.

In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of others, which may include personnel of CNX as provided through contractual relationships with the Partnership. All of the personnel that conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsor, but we sometimes refer to these individuals as our employees because they provide services directly to us. See Note 5 for details.
Noble Energy Sale of Upstream Assets
On June 28, 2017, Noble Energy sold its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC (“HG Energy”), effectively making HG Energy the new shipper on the dedicated acreage that was previously owned by Noble Energy (the “Noble Energy Asset Sale”). The Partnership currently gathers the natural gas and condensate volumes produced by HG Energy on our dedicated acreage under the terms of our gathering agreement with Noble Energy, which was assigned to HG Energy upon consummation of the Noble Energy Asset Sale.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates, which are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates and actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included.
The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems. Although the Partnership has less than a 100% economic interest in the Growth and Additional Systems, each are consolidated fully with the results of the Partnership. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflects only that portion of net income that is attributable to the Partnership’s unitholders.
Transactions between the Partnership and CNX have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 5.
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
We may take advantage of the aforementioned reporting exemptions until we are no longer an emerging growth company, which could last for up to five years from the date of our IPO (through September 30, 2019). However, we may lose our status as an emerging growth company during the year ending December 31, 2018 if any of the following occurs:

•	we have more than $1.0 billion of revenues in the year ending December 31, 2018;

•	the limited partner interests held by non-affiliates have a market value of more than $700 million as of June 30, 2018, which determination shall be made as of December 31, 2018; or

•	we issue more than $1.0 billion of non-convertible debt over a three-year period.
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
Revenue Recognition
On January 1, 2018, the Partnership adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. We did not have a transition adjustment as a result of the adoption of the new revenue standard.
Revenues from contracts with customers
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis as we gather gas at the wellhead. Revenue is measured as the amount of consideration we expect to receive, on a per unit basis, in exchange for providing the natural gas gathering services.
Nature of performance obligations
At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promised service that is distinct. To identify the performance obligations, we consider all of the services promised in the contract, regardless of whether they are explicitly stated or are implied by customary business practices.
Our revenue is generated from natural gas gathering activities. The gas gathering services are interruptible in nature and include charges for the volume of gas actually gathered and do not guarantee access to the system. Volumetric-based fees relate to actual volumes gathered. In general, the interruptible gathering of each unit (MMBtu) of natural gas represents a separate performance obligation. Payment terms for these contracts require payment within 25 days of the end of the calendar month in which the hydrocarbons are gathered.
Transaction price allocated to remaining performance obligations
ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. However, the guidance provides certain practical expedients that limit this requirement.
Substantially all of our revenues are derived from contracts with CNX and HG Energy with terms of greater than one year. Under these contracts, the interruptible gathering of each unit of natural gas represents a separate performance obligation.
For revenue associated with contract terms that are greater than one year (i.e., revenues associated with the Shirley-Penns System), the aggregate amount of the transaction price allocated to remaining performance obligations was $429.9 million at March 31, 2018. We expect to recognize revenue of $21.2 million and $28.8 million, respectively during the remainder of the years ending December 31, 2018 and December 31, 2019. The amount of revenue associated with this contract up to the MVC is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of March 31, 2018, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we do not disclose the value of unsatisfied performance obligations for the variable aspect of the agreement.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the quarters ended March 31, 2018 and 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Disaggregation of revenue
See Note 13–Segment Information.

Contract balances
We invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts with customers do not give rise to contract assets or liabilities under ASC 606. We also have no contract assets recognized from the costs.
See Note 6–Receivables.
Classification
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
There were no reserves for uncollectable amounts at March 31, 2018 or December 31, 2017.
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
The carrying values of our current assets and current liabilities approximate fair values due to their short maturities. The carrying value of our revolving credit facility approximates fair value as the facility bears interest at a variable, market rate that resets periodically. At March 31, 2018, the fair value of our long-term debt approximated its carrying value, as market rates did not change significantly between the issuance of the long-term debt and the balance sheet date.
Property and Equipment
Property and equipment is recorded at cost upon acquisition and is depreciated on a straight-line basis over the assets’ estimated useful lives or over their lease terms. Expenditures which extend the useful lives of existing property and equipment are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized as a gain or loss.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of March 31, 2018 and December 31, 2017, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at March 31, 2018 or December 31, 2017.

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
The Partnership fully consolidates each of the Limited Partnerships through its ownership of CNX Midstream Operating Company LLC (the “Operating Company”). The Operating Company, through its general partner ownership interest in each of the Limited Partnerships, is considered to be the primary beneficiary for accounting purposes and has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships.
Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. We recognize unit-based compensation costs on a straight-line basis over the requisite service period of an award, which is generally the same as the award’s vesting term. See Note 14–Long-Term Incentive Plan, for further discussion.
Income Taxes
We are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the Partnership’s taxable income. Accordingly, no provision for federal or state income taxes has been recorded in the Partnership’s consolidated financial statements for any period presented in the accompanying consolidated financial statements.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current reporting classifications with no effect on previously reported net income or partners’ capital.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU will require organizations (“lessees”) that lease assets with terms of more than 12 months to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. We have completed a high-level identification of agreements covered by this standard and will continue to evaluate the effect this standard will have on our financial statements, internal controls and related disclosures; however, we do not believe this standard will materially adversely impact our existing credit agreements.

NOTE 3 — CASH DISTRIBUTIONS
Our partnership agreement requires that we distribute all of our available cash from operating surplus within 45 days after the end of each quarter to unitholders of record on the applicable record date, in accordance with the terms below.
Allocations of Available Cash from Operating Surplus and Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner, as holder of our Incentive Distribution Rights (“IDRs”), and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” IDRs represent the right to receive an increasing percentage, up to a maximum of 48% (which does not include the 2% general partner interest), of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described in the table below have been achieved. All of the IDRs are currently held by CNX, our general partner. Our general partner may transfer the IDRs separately from its general partner interest.
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
The final Target Distribution was reached for the earnings period ended March 31, 2018. See Note 15.
Cash Distributions
The Board of Directors of the Partnership’s general partner (the “Board of Directors”) declared the following cash distributions to the Partnership’s common, subordinated (through September 30, 2017) and general partner unitholders for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Total Quarterly Distribution Per Unit	Total Quarterly Cash Distribution	Date of Distribution
Year ended December 31, 2016
March 31	$0.2450	$14,593	May 13, 2016
June 30	0.2540	15,209	August 12, 2016
September 30	0.2630	15,827	November 14, 2016
December 31	0.2724	18,004	February 14, 2017

Year ended December 31, 2017
March 31	$0.2821	$18,842	May 15, 2017
June 30	0.2922	19,698	August 14, 2017
September 30	0.3025	20,573	November 14, 2017
December 31	0.3133	21,489	February 14, 2018

See Note 4 for information regarding the conversion of subordinated units to common units on November 14, 2017. See Note 15 for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended March 31, 2018.

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
Conversion of subordinated units
From its inception through September 30, 2017, the Partnership paid equal distributions on common, subordinated and general partner units, excluding payments on the incentive distribution rights, which are paid in accordance with the table above. Upon payment of the cash distribution with respect to the quarter ended September 30, 2017, the financial requirements for the conversion of all subordinated units were satisfied. As a result, on November 15, 2017, all 29,163,121 subordinated units, which were owned entirely by CNX and Noble Energy, converted into common units on a one-for-one basis. The conversion does not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.
Historical earnings per unit
The Partnership calculates historical earnings per unit under the two-class method and allocates the earnings or losses of a transferred business before the date of a dropdown transaction entirely to the general partner. If applicable, the previously reported earnings per unit of the limited partners would not change as a result of a dropdown transaction.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 81,246 and 50,905 phantom units that were not included in the calculation for the three months ended March 31, 2018 and 2017, respectively because the effect would have been antidilutive.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	Three Months Ended March 31,
(in thousands, except per unit information)	2018	2017
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$27,847	$30,067
Less: General partner interest in net income, including incentive distribution rights	2,152	1,129
Limited partner interest in net income	$25,695	$28,938

Net income allocable to common units — Basic and Diluted	$25,695	$15,664
Net income allocable to subordinated units — Basic and Diluted	—	13,274
Limited partner interest in net income — Basic and Diluted	$25,695	$28,938

Weighted average limited partner units outstanding — Basic
Common units	63,623	34,403
Subordinated units	—	29,163
Total	63,623	63,566

Weighted average limited partner units outstanding — Diluted
Common units	63,659	34,454
Subordinated units	—	29,163
Total	63,659	63,617

Net income per limited partner unit — Basic
Common units	$0.40	$0.46
Subordinated units	—	0.46
Total	$0.40	$0.46

Net income per limited partner unit — Diluted
Common units	$0.40	$0.45
Subordinated units	—	0.46
Total	$0.40	$0.45

NOTE 5 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, we engage in related party transactions with CNX (and certain of its subsidiaries) and CNX Gathering, including fees we receive under a fixed fee gathering agreement (including electrically-powered compression CNX reimburses to us) and expenses we reimburse CNX. Related party revenues and related party expenses are presented as separate captions within our consolidated statements of operations for the quarters ended March 31, 2018 and 2017. In the period ended March 31, 2017, we engaged in related party transactions with Noble Energy, which primarily included fees we received under our fixed fee gathering agreement.
During the three months ended March 31, 2018, the Partnership closed on the Shirley-Penns Acquisition for cash consideration in the amount of $265.0 million. See Note 1.

Operating expense and general and administrative expense – related party are derived from CNX in the quarter ended March 31, 2018 and from CNX and Noble Energy in the quarter ended March 31, 2017 and consisted of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Operational services — CNX	$2,835	$3,188
Electrical compression	1,600	4,440
Total Operating Expense — Related Party	$4,435	$7,628

CNX	$3,612	$2,711
Noble Energy	—	172
Total General and Administrative Expense — Related Party	$3,612	$2,883
Operational Services Agreement
Concurrent with the closing of the IPO, we entered into an operational services agreement with CNX. On December 1, 2016, in connection with a transaction under which CNX and Noble Energy separated their Marcellus Shale area of mutual interest into two separate operating areas, the operational services agreement was amended and restated. Under the amended and restated operating agreement, CNX continues to provide certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CNX may mutually agree upon from time to time. CNX prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CNX submits actual expenditures for reimbursement on a monthly basis, and we reimburse CNX for any direct third-party costs incurred by CNX in providing these services.
Omnibus Agreement
Concurrent with the closing of the IPO, we entered into an omnibus agreement with CNX, CNX Gathering and our general partner that addresses the following matters:

•
our payment of an annually-determined administrative support fee of approximately $1.9 million for the year ending December 31, 2018 for the provision of certain services by CNX and its affiliates, including executive costs;

•
our obligation to reimburse CNX for all other direct or allocated costs and expenses incurred by CNX in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

•
our right of first offer to acquire (i) CNX Gathering’s retained interests in each of our Growth Systems and Additional Systems, (ii) CNX Gathering’s other ancillary midstream assets and (iii) any additional midstream assets that CNX Gathering develops; and

•
an indemnity from CNX Gathering for liabilities associated with the use, ownership or operation of our assets, including environmental liabilities, to the extent relating to the period of time prior to the closing of the IPO; and our obligation to indemnify CNX Gathering for events and conditions associated with the use, ownership or operation of our assets that occur after the closing of the IPO, including environmental liabilities.

So long as CNX Gathering controls our general partner, the omnibus agreement will remain in full force and effect. If CNX Gathering ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
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
On March 16, 2018, in connection with the Shirley-Penns Acquisition, we amended our January 3, 2018 gathering agreement with CNX Gas to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns system through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas rate under the gas gathering agreement for all natural gas we gather up to a specified amount per day through December 31, 2031. We expect to recognize in revenues at least the following amounts throughout the term of the MVC:

Revenue under MVC (in millions)
Remainder of year ending December 31, 2018	$21.2
Year ending December 31, 2019	28.8
Year ending December 31, 2020	34.7
Year ending December 31, 2021	40.8
Year ending December 31, 2022	47.8
Remainder of term	256.6
Total revenue to be recognized under Shirley-Penns contract through December 31, 2031	$429.9
For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.35 per MMBtu in 2018, which will escalate by 2.5% on an annual basis beginning January 1, 2019.
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
HG Energy is currently not a related party of the Partnership; accordingly, the focus of the following disclosure is on current and historical related party transactions, which do not include transactions with HG Energy. Our fees for gathering services, throughout 2018, are based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we will receive a fee of $0.431 per MMBtu.

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that requires downstream processing, or wet gas, we will receive:

◦	a fee of $0.296 per MMBtu in the Moundsville area (Marshall County, West Virginia) and in the Pittsburgh International Airport area; and

◦	a fee of $0.593 per MMBtu for all other areas in the dedication area.

•	For the services we provide with respect to natural gas from the Utica Shale formation, we will receive a weighted average rate of $0.18 per MMBtu.

•	Our fees for condensate services will be $5.38 per Bbl in the Majorsville area and $2.693 per Bbl in the Moundsville area.

Each of the foregoing fees escalates by 2.5% on January 1 on an annual basis, through and including the final calendar year of the initial term. Commencing on January 1, 2035, and as of January 1 thereafter, each of the applicable fees will be adjusted pursuant to the percentage change in CPI-U, but such fees will never escalate or decrease by more than 3%. Notwithstanding the foregoing, from time to time, CNX Gas and HG Energy may request rate reductions under certain circumstances, which are reviewed by the board of directors of our general partner, with oversight, as our board of directors deems necessary, from our conflicts committee. No rate reduction arrangements were active at March 31, 2018.
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
Pursuant to the Registration Rights Agreement, the Partnership was required to prepare and file a registration statement, or amend an existing registration statement, for the registered resale of the Registrable Securities. Such registration statement was made effective March 26, 2018.
In certain circumstances, and subject to customary qualifications and limitations, Noble Energy will have piggyback registration rights on offerings of common units initiated by the Partnership and other holders of common units. Noble will also have the right to request that the Partnership initiate up to four Demand Underwritten Offerings (as defined in the Registration Rights Agreement) of Registrable Securities, subject to certain limitations described in the Registration Rights Agreement. The Registration Rights Agreement will terminate no later than March 26, 2021, which the third anniversary of the date on which the registration statement became effective.

NOTE 6 — RECEIVABLES
Receivables consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Receivables - related party
CNX	$13,373	$12,801
CNX Gathering	38	303
Receivables - related party	$13,411	$13,104

Receivables - third party	9,645	8,251
Total receivables	$23,056	$21,355
All receivables were collected in the month following the balance sheet dates in the above table.

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017	Estimated Useful Lives in Years
Land	$70,214	$76,130	N/A
Gathering equipment	673,252	662,595	25 — 40
Compression equipment	188,366	180,038	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	16,079	23,099	N/A
Total Property and Equipment	$978,890	$972,841

Less: Accumulated depreciation
Gathering equipment	$57,956	$53,544
Compression equipment	16,036	14,886
Processing equipment	5,340	5,133
Total Accumulated Depreciation	$79,332	$73,563

Property and Equipment, Net	$899,558	$899,278

NOTE 8 — OTHER ASSETS

Other assets consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Pipe stock	$392	$392
Financing fees	3,615	122
Other	287	79
Total Other Assets	$4,294	$593
On March 8, 2018, the Partnership entered into a new $600.0 million secured revolving credit facility. In connection with the new credit facility, the Partnership recorded approximately $4.6 million in deferred financing fees, of which approximately $0.9 million is classified as current, which will be amortized over a period of 5 years. See Note 10.

NOTE 9 — ACCOUNTS PAYABLE — RELATED PARTY
Related party payables consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
CNX Resources:
Expense reimbursements	$926	$780
Capital expenditures reimbursements	197	83
General and administrative services	1,761	1,458
Total due to CNX Resources	2,884	2,321

Noble Energy:
General and administrative services	—	55
Total due to Noble Energy	—	55

CNX Gathering LLC:
Capital expenditures reimbursement	172	—
Total due to CNX Gathering LLC	172	—

Total Accounts Payable — Related Party	$3,056	$2,376

NOTE 10 — REVOLVING CREDIT FACILITY
On March 8, 2018, we entered into a new $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the facility by up to an additional $250.0 million. The new revolving credit facility matures on March 8, 2023 and replaces the existing $250.0 million revolving credit facility, which was unsecured. The available borrowing capacity under the new revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
Borrowings under the new revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (i) PNC Bank, National Association’s prime rate, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%
Interest on base rate loans is payable on the first business day of each calendar quarter. Interest on LIBOR loans is payable on the last day of each interest period or, in the case of interest periods longer than three months, every three months. The unused portion of our revolving credit facility is subject to a commitment fee ranging from 0.375% to 0.500% per annum depending on our most recent consolidated leverage ratio.
The facility includes restrictions on the ability of the Partnership, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans; (vii) sell, transfer, convey, assign or dispose of its assets or properties other than in the ordinary course of business and other select instances; (viii) deal with any affiliate except in the ordinary course of business on terms no less favorable to the Partnership than it would otherwise receive in an arm’s length transaction; and (ix) amend in any material manner its certificate of incorporation, bylaws, or other organizational documents without giving prior notice to the lenders and, in some cases, obtaining the consent of the lenders. The agreement also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the revolving credit facility agreement are secured by the Partnership’s economic interests in each of the Limited Partnerships and all of the assets of the Anchor Systems.

In addition, the Partnership is obligated to maintain at the end of each fiscal quarter:

•	a maximum total leverage ratio of no greater than between 4.75 to 1.00 ranging to no greater than 5.50 to 1.00 in certain circumstances;

•	a maximum secured leverage ratio of no greater than 3.50 to 1.00; and

•	a minimum interest coverage ratio of no less than 2.50 to 1.00;
The Partnership was in compliance with all financial covenants at March 31, 2018.
On March 31, 2018 the Partnership’s balance on the revolving credit facility was $20.0 million at an interest rate of 3.88%. After giving effect to the limitations on available capacity described in the revolving credit facility agreement, the Partnership had approximately $450.0 million available for borrowing at March 31, 2018.
At December 31, 2017 the outstanding balance on the then-effective revolving credit facility was $149.5 million at an interest rate of 3.11%.

NOTE 11 — LONG-TERM DEBT
On March 16, 2018, the Partnership, and together with its wholly owned subsidiary CNX Midstream Finance Corp (“Finance Corp”), (the “Issuers”), completed a private offering of $400.0 million in 6.5% senior notes due 2026 (the “Senior Notes”), with related guarantees (the “Guarantees”) and received net proceeds of approximately $393.0 million, after deducting the initial purchasers’ discount and commissions and estimated offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our revolving credit facility. The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2018. There are no principal payment requirements on the Senior Notes prior to maturity.
As of the dates presented below, the Partnership had long-term debt of:

	March 31, 2018	December 31, 2017
Senior Notes due March 2026 at 6.5%	$400,000	$—
Less: Unamortized debt issuance costs	1,415	—
Less: Unamortized bond discount	5,938	—
Long-term debt	$392,647	$—
The Senior Notes and Guarantees were issued pursuant to an indenture (the “Indenture”), dated March 16, 2018, among the Partnership, Finance Corp, the guarantors party thereto (the “Guarantors”) and UMB Bank, N.A., as trustee (the “Trustee”). The Senior Notes rank equally in right of payment with all of the Issuers’ existing and future senior indebtedness and senior to any subordinated indebtedness that the Issuers’ may incur. The Guarantees rank equally in right of payment to all of the Guarantors’ existing and future senior indebtedness.
The Issuers may redeem all or part of the Senior Notes at redemption prices ranging from 104.875% beginning March 15, 2021 to 100.0% beginning March 15, 2024. Prior to March 15, 2021, the Issuers may on one or more occasions redeem up to 35.0% of the principal amount of the Senior Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price of 106.50%. At any time or from time to time prior to March 15, 2021, the Issuers may also redeem all or a part of the Senior Notes, at a redemption price equal to 100.0% of the principal amount thereof plus the Applicable Premium, as defined in the Indenture, plus accrued and unpaid interest.
If the Partnership experiences certain kinds of changes of control, holders of the Senior Notes will be entitled to require the Partnership to repurchase all or any part of that holder’s Senior Notes pursuant to an offer on the terms set forth in the Indenture. The Partnership will offer to make a cash payment equal to 101.0% of the aggregate principal amount of the Senior Notes repurchased plus accrued and unpaid interest on the Senior Notes repurchased to, but not including, the date of purchase, subject to the rights of holders of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Litigation
The Partnership may become involved in certain legal proceedings from time to time, and where appropriate, we have accrued our estimate of the probable costs for the resolution of these claims. The Partnership believes that the ultimate outcome of any matter currently pending against the Partnership will not materially affect the Partnership’s business, financial condition, results of operations, liquidity or ability to make distributions.

Leases
We have entered into various non-cancelable operating leases, primarily related to compression facilities. Future minimum lease payments under operating leases as of March 31, 2018 are as follows:

(in thousands)	Minimum Lease Payments
Period from April 1, 2018 through December 31, 2018	$1,758
Year ending December 31, 2019	1,627
Year ending December 31, 2020	1,042
$4,427
Rental expense under operating leases was $2.1 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. These expenses are included within operating expense - third party on our consolidated statement of operations.

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
On March 16, 2018, the Partnership, through its 100% interest in the Anchor Systems, completed the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and throughput related to the Shirley-Penns System; accordingly, until March 16, 2018, results attributable to limited and general partners of the Partnership reflect a 5% interest in the Shirley-Penns System. Results net to the Partnership includes activity related to the Shirley-Penns Acquisition beginning March 16, 2018.
In accordance with ASC 280 - Segment Reporting, information is reported in the tables below, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2017. See Note 1.
Segment results for the periods presented were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Gathering Revenue:
Anchor Systems	$56,190	$52,699
Growth Systems	1,904	2,225
Additional Systems	5,775	4,034
Total Gathering Revenue	$63,869	$58,958

Net Income (Loss):
Anchor Systems	$33,143	$31,616
Growth Systems	193	(53)
Additional Systems	369	1,677
Total Net Income	$33,705	$33,240

Depreciation Expense:
Anchor Systems	$4,470	$4,196
Growth Systems	553	545
Additional Systems	833	930
Total Depreciation Expense	$5,856	$5,671

Capital Expenditures for Segment Assets:
Anchor Systems	$13,788	$10,533
Growth Systems	78	439
Additional Systems	2,106	220
Total Capital Expenditures	$15,972	$11,192
Segment assets as of the dates presented were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Segment Assets
Anchor Systems	$708,408	$694,942
Growth Systems	93,212	92,659
Additional Systems	130,496	138,988
Total Segment Assets	$932,116	$926,589

NOTE 14 — LONG-TERM INCENTIVE PLAN
Under the CNX Midstream Partners LP 2014 Long-Term Incentive Plan (our “LTIP”), our general partner may issue long-term equity-based awards to directors, officers and employees of the general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services on behalf of the Partnership. The Partnership is responsible for the cost of awards granted under the LTIP, which limits the number of units that may be delivered pursuant to vested awards to 5.8 million common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.
The following table presents phantom unit activity during the quarter ended March 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2017	134,153	$16.40
Granted	129,999	19.14
Vested	(70,872)	16.65
Forfeited	(17,433)	16.23
Total awarded and unvested at March 31, 2018	175,847	$18.28
The Partnership accounts for phantom units as equity awards and records compensation expense on a straight line basis over the vesting period based on the fair value of the awards at their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.6 million and $0.3 million of compensation expense for each of the three months ended March 31, 2018 and 2017, respectively, which was included in general and administrative expense - related party in the consolidated statements of operations.
At March 31, 2018, the unrecognized compensation related to all outstanding awards was $2.9 million, which is expected to be recognized over the following two years.
NOTE 15 — SUBSEQUENT EVENTS
On April 18, 2018, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the first quarter of 2018 of $0.3245 per common unit. The cash distribution will be paid on May 15, 2018 to unitholders of record at the close of business on May 4, 2018.
On May 3, 2018, we announced a strategic transaction with our Sponsor, CNX pursuant to which we agreed to amend our gas gathering agreement (“GGA”) with CNX to provide for the following (collectively, the “CNX Transactions”):

•	Dedication by CNX to the Partnership of approximately 16,100 additional Utica acres in the Anchor Systems;

•	Commitment by CNX to develop 40 additional wells in the Anchor Systems by 2023, subject to the terms of the GGA; and

•	Contribution by CNX to the Anchor Systems of a 20” high pressure pipeline in addition to a one-time payment from CNX to the Partnership of approximately $2.0 million in cash.
On May 3, 2018, we also announced a strategic transaction with HG Energy, pursuant to which we agreed to amend our gas gathering agreement with HG Energy (the “HG GGA”) to provide for the following (collectively, the “HG Energy Transactions”):

•
The release from dedication under the HG GGA of approximately 18,000 acres, net to the Partnership, the majority of which are in our less developed Growth and Additional Systems. On a gross basis, the acres that will be released from dedication approximate 275,000, including approximately 4,200 scattered acres located in the Anchor Systems; and

•	We are no longer obligated to provide gathering services or make capital investments in the Growth Systems or in the Moundsville area of the Additional Systems; and

•	The commitment by HG Energy to develop 12 additional wells in the Anchor Systems by 2021, subject to the terms of the HG GGA; and

•	Our relinquishment of our 5% interest in the Growth Systems and related assets as well as our 5% interest in the Moundsville midstream assets, which are a part of the Additional Systems.
Following the Transactions, the aggregate number of well commitments to the Partnership by CNX and HG Energy, collectively, has increased from 140 wells over the course of the next five years to 192 wells.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CNX Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “forward-looking statements” below and those discussed in the section entitled “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. In this Item 2, all references to “we,” us,” “our,” the “Partnership,” “CNXM,” or similar terms refer to CNX Midstream Partners LP and its subsidiaries.
Executive Overview
We are a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), which is a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Resources Corporation, (NYSE: CNX) (“CNX”).
We were formed in May 2014 as a joint venture between CNX and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”).
First Quarter Highlights
CNX Resources’ Acquisition of General Partner
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
Acquisition of Shirley-Penns System
At December 31, 2017, CNX Gathering owned a 95% noncontrolling interest in DevCo III LP (which we refer to as the “Additional Systems”), which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”), while the Partnership owned the remaining 5% controlling interest in DevCo III LP.
On March 16, 2018, the Partnership closed its previously announced acquisition of the remaining 95% interest in the Shirley-Penns System, pursuant to which DevCo III LP transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in DevCo III LP. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System to DevCo I LP (which we refer to as the “Anchor Systems”) in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”).
In connection with the Shirley-Penns Acquisition, we amended our January 3, 2018 gathering agreement with CNX Gas to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns system through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas rate under the gas gathering agreement (with a 2.5% annual escalation factor) for all natural gas we gather up to a specified amount per day through December 31, 2031. For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.35 per MMBtu in 2018, which will escalate by 2.5% on an annual basis beginning January 1, 2019.
At March 31, 2018, the Partnership owns a 100% controlling interest in the Shirley-Penns System. The Additional Systems continue to hold other gathering systems in which the Partnership owns a 5% controlling interest.
Financial Highlights
The Partnership continued its solid financial performance in the quarter ended March 31, 2018. Comparative results net to the Partnership, with the exception of operating cash flows, which is shown on a gross consolidated basis, were as follows for the quarters ended March 31, 2018 and 2017, respectively:

•	Net income of $27.8 million as compared to $30.1 million;

•	Cash provided by operating activities of $41.9 million as compared to $34.2 million;

•	Adjusted EBITDA (non-GAAP) of $34.8 million as compared to $35.2 million; and

•	Distributable cash flow (non-GAAP) of $29.2 million as compared to $30.3 million.
Consistent with each of the last nine consecutive quarters, the current quarter’s cash provided by operating activities exceeded the sum of capital expenditures ($16.0 million), distributions to unitholders ($21.5 million) and interest paid ($1.2 million).
For a discussion of why the above metrics are important to management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Non-GAAP Financial Measures”.
Factors Affecting the Comparability of Our Financial Results
We own a 100% controlling interest in our Anchor Systems, and a 5% controlling interest in each of our Growth Systems and Additional Systems, collectively referred to as the “Limited Partnerships.” Accordingly, most income statement line items, including net income, reflect the results of the Limited Partnerships on a 100% basis, with the exception of net income attributable to general and limited partner ownership interests in CNX Midstream Partners LP, which only includes our controlling interests in the Limited Partnerships.
Our results of operations, net to the Partnership, include 100% of the Shirley-Penns System beginning on March 16, 2018, the date the Shirley-Penns Acquisition was consummated. However, our results of operations for the quarter ended March 31, 2017 and for the days in the current quarter prior to March 16, 2018, net to the Partnership, include only 5% of the Shirley-Penns System.
Recent Developments
On May 2, 2018, our Sponsor closed on a transaction with HG Energy and in connection therewith we closed on transactions with our Sponsor and HG Energy. These strategic transactions include the amendment of our gas gathering agreements with both HG Energy and CNX. Management believes these transactions strengthen our asset portfolio and outlook, the key terms of which are outlined below:

•
The transactions provide for the additional dedication of 16,100 additional Utica acres in the Anchor Systems by our Sponsor and the release from dedication of approximately 18,000 HG Energy acres, net to the Partnership, the majority of which are in the Growth and Additional Systems. The HG Energy acres we released from dedication constituted approximately 275,000 gross acres in the Growth and Additional Systems as well as the release from dedication of approximately 4,200 scattered acres located in the Anchor Systems;

•
The transactions increase minimum well commitments, with our Sponsor committing to develop 40 additional wells in the Anchor Systems by 2023, and HG Energy committing to develop 12 additional wells in the Anchor Systems by 2021, in each case, subject to the applicable GGAs. The additional well commitments of 52 wells brings total well commitments to the Partnership to 192 wells for the next five years;

•	Our Sponsor will contribute to the Partnership’s Anchor Systems a 20” high-pressure pipeline as well as $2.0 million in cash;

•
In exchange for the incremental Utica acreage dedication, minimum well commitments, and high-pressure pipeline with third-party revenue, we agreed to relinquish our 5% controlling interest in the midstream assets of the Growth Systems and the Moundsville midstream assets located within the Additional Systems, in addition to the release of acreage from dedication discussed above; and

•
The transaction with HG Energy also includes an amended GGA in the Anchor Systems, which we believe will provide us with more control over operating strategies and expansion in the Anchor Systems. In addition, we will no longer be obligated to provide gathering services or make capital investments in the Growth Systems and the Moundsville midstream assets.

HG Energy continues to be one of our significant customers, and we will continue to gather its existing production in the Anchor Systems as well as the production from its aforementioned 12 commitment wells in the Anchor Systems, when brought online, at current gathering fees.

Results of Operations
Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017

	Quarter Ended March 31,
	2018	2017	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$37,730	$58,958	$(21,228)	(36.0)%
Gathering revenue — third party	26,139	—	26,139	100.0%
Total Revenue	63,869	58,958	4,911	8.3%
Expenses
Operating expense — related party	4,435	7,628	(3,193)	(41.9)%
Operating expense — third party	8,468	6,633	1,835	27.7%
General and administrative expense — related party	3,612	2,883	729	25.3%
General and administrative expense — third party	2,549	1,192	1,357	113.8%
Loss on asset sales	2,755	673	2,082	309.4%
Depreciation expense	5,856	5,671	185	3.3%
Interest expense	2,489	1,038	1,451	139.8%
Total Expense	30,164	25,718	4,446	17.3%
Net Income	$33,705	$33,240	$465	1.4%
Less: Net income attributable to noncontrolling interest	5,858	3,173	2,685	84.6%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$27,847	$30,067	$(2,220)	(7.4)%

Operating Statistics - Gathered Volumes for the Quarter Ended March 31, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) (**)	636	44	23	703
Wet Gas (BBtu/d) (**)	546	4	160	710
Condensate (MMcfe/d)	5	—	21	26
Total Gathered Volumes (*)	1,187	48	204	1,439

Operating Statistics - Gathered Volumes for the Quarter Ended March 31, 2017

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) (**)	662	52	29	743
Wet Gas (BBtu/d) (**)	443	5	95	543
Condensate (MMcfe/d)	4	—	4	8
Total Gathered Volumes (*)	1,109	57	128	1,294

(*) On March 16, 2018, the Partnership, through its 100% interest in the Anchor Systems, consummated the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and production related to the Shirley-Penns System. However, in accordance with ASC 280 - Segment Reporting, information is reported in the tables above, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2017. See “Acquisition of Shirley-Penns System” above.
(**) Classification as dry or wet is based upon the shipping destination of the related volumes. Because our customers have the option to ship a portion of their natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, volumes may be classified as “wet” in one period and as “dry” in the comparative period. Although there were no such instances in the periods presented above, this remains a possibility in future periods.

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
Total revenue increased approximately 8.3% to $63.9 million for the three months ended March 31, 2018 compared to approximately $59.0 million for the three months ended March 31, 2017, while gathered volumes increased approximately 11.2% in the current quarter compared to the prior year quarter. The volume increase was primarily due to a 167 BBtu/d increase in wet natural gas gathered when compared to the prior year quarter.
During the quarter ended March 31, 2018, HG Energy accounted for substantially all of our third party revenues. During the quarter ended March 31, 2017, all of our revenues were derived from CNX and Noble Energy. Noble Energy was one of our Sponsors prior to the Transaction.
Operating Expense
Total operating expenses were approximately $12.9 million in the current quarter compared to approximately $14.3 million in the prior year quarter. Included in total operating expense was electrically-powered compression expense of $3.8 million for the three months ended March 31, 2018 compared to $4.4 million for the three months ended March 31, 2017, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 7.2% in the current quarter compared to the prior year quarter, primarily as a result of continued adherence to operating cost control measures implemented by our operations team in the prior year.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $6.2 million in the current quarter compared to approximately $4.1 million in the prior quarter. More than half of the increase quarter over quarter is related to costs incurred in connection with the Shirley-Penns Acquisition, with the majority of the remainder of the increase the result of several non-recurring items that are not individually significant.
Loss on Asset Sales
During the three months ended March 31, 2018, the Partnership sold property and equipment with a carrying value of $8.6 million to an unrelated third party for $5.8 million in cash proceeds. Our sale of midstream assets resulted in a loss of $2.8 million, which was recorded in loss on asset sales in the accompanying consolidated statement of operations. The assets that were sold were previously within the Additional Systems; accordingly, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was $0.1 million.
For the three months ended March 31, 2017, we recorded a $0.7 million adjustment to the carrying value of our existing pipe stock that was not dedicated to specific projects. The pipe stock was within the Growth Systems reporting unit; therefore, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was less than $0.1 million.
Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $5.9 million in the three months ended March 31, 2018 compared to approximately $5.7 million in the three months ended March 31, 2017. The increase is the result of additional assets placed into service over time.
Interest Expense
Interest expense is comprised of interest on the outstanding balance under our senior notes due 2026 and revolving credit facility. Interest expense was approximately $2.5 million for the three months ended March 31, 2018 compared to approximately $1.0 million for the three months ended March 31, 2017. The increase in interest expense is primarily due to the interest accrued from the date of closing on the issuance of the senior notes due 2026, which did not exist in the prior year quarter.

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
Distributable Cash Flow
We define distributable cash flow as Adjusted EBITDA less net income attributable to noncontrolling interest, cash interest and maintenance capital expenditures, each net to the Partnership. Distributable cash flow does not reflect changes in working capital balances.
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

	Three Months Ended March 31,
(in thousands)	2018	2017
Net Income	$33,705	$33,240
Depreciation expense	5,856	5,671
Interest expense	2,489	1,038
EBITDA	42,050	39,949
Non-cash unit-based compensation expense	579	283
Loss on asset sales	2,755	673
Adjusted EBITDA	45,384	40,905
Less:
Net income attributable to noncontrolling interest	5,858	3,173
Depreciation expense attributable to noncontrolling interest	1,665	1,830
Other expenses attributable to noncontrolling interest	436	82
Loss on asset sales attributable to noncontrolling interest	2,617	639
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CNX Midstream Partners LP	$34,808	$35,181
Less: cash interest, net to the Partnership	2,015	1,000
Less: maintenance capital expenditures, net to the Partnership	3,583	3,881
Distributable Cash Flow	$29,210	$30,300

Net Cash Provided by Operating Activities	$41,867	$34,176
Interest expense	2,489	1,038
Loss on asset sales	2,755	673
Other, including changes in working capital	(1,727)	5,018
Adjusted EBITDA	45,384	40,905
Less:
Net income attributable to noncontrolling interest	5,858	3,173
Depreciation expense attributable to noncontrolling interest	1,665	1,830
Other expenses attributable to noncontrolling interest	436	82
Loss on asset sales attributable to noncontrolling interest	2,617	639
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CNX Midstream Partners LP	$34,808	$35,181
Less: cash interest, net to the Partnership	2,015	1,000
Less: maintenance capital expenditures, net to the Partnership	3,583	3,881
Distributable Cash Flow	$29,210	$30,300
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $1.1 million decrease in distributable cash flow in the quarter ended March 31, 2018 compared to the 2017 quarter was primarily attributable to the increase in interest expense associated with the issuance of the Senior Notes.

Liquidity and Capital Resources
Liquidity and Financing Arrangements
We have historically satisfied our working capital requirements, funded capital expenditures, acquisitions and debt service obligations, and made cash distributions with cash generated from operations and borrowings under our revolving credit facility. If necessary, we may issue additional equity or debt securities to satisfy future growth. We believe that cash generated from these sources will continue to be sufficient to meet these needs in the future.
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Quarter Ended March 31,
(in millions)	2018	2017	Change
Net cash provided by operating activities	$41.9	$34.2	$7.7
Net cash used in investing activities	$(10.2)	$(11.2)	$1.0
Net cash used in financing activities	$(32.9)	$(23.4)	$(9.5)
Net cash provided by operating activities increased approximately $7.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The Partnership's consolidated earnings before interest, loss on asset sales, and depreciation increased by $4.5 million in the current quarter compared to the prior year quarter, accounting for most of the increase. The remainder of the increase was the result of working capital adjustments, none of which were individually significant.
Net cash used in investing activities was generally flat compared to the March 31, 2017 quarter, primarily as a result of the receipt of approximately $5.8 million in cash proceeds from the sale of a right of way to a third party during the quarter. The right of way was within the Additional Systems.
Net cash used in financing activities increased by approximately $9.5 million in the quarter ended March 31, 2018 compared to the prior year quarter. The drivers of the increase was the return of approximately $5.5 million to our Sponsor related to the amounts received for the right of way described above, in proportion to its ownership interest in the Additional Systems and an increase in the Partnership’s regular quarterly distribution to unitholders by approximately $3.5 million compared to the prior year quarter. In addition, the activities described under Indebtedness below also affected net cash from financing activities, but were not material on a net cash basis.

Indebtedness
Revolving Credit Facility
On March 8, 2018, we entered into a new $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the facility by up to an additional $250.0 million. The new revolving credit facility matures on March 8, 2023 and replaces the $250.0 million revolving credit facility, which was unsecured. The available borrowing capacity under the revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
Borrowings under the new revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, National Association’s prime rate, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%
We incurred $1.1 million of interest expense related to both of the revolving credit facilities in existence (not including amortization of revolver fees) during the three months ended March 31, 2018.
As of March 31, 2018, we had an outstanding balance on our new revolving credit facility of $20.0 million. After giving effect to the limitations on available capacity described in the revolving credit facility agreement, we had $450.0 million available for borrowing at March 31, 2018.
For additional information on our revolving credit facility, see Item 1. Consolidated Financial Statements, Note 10–Revolving Credit Facility, which is incorporated herein by reference.

Senior Notes due 2026
On March 16, 2018, the Partnership completed a private offering of $400.0 million in 6.500% senior notes due 2026 (the “Senior Notes”), and received net proceeds of approximately $393.0 million, after deducting the initial purchasers’ discount and commissions and estimated offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns System Acquisition and repay existing indebtedness under our revolving credit facility.
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.500% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2018. We incurred $1.1 million of interest expense (not including amortization of capitalized bond issue costs) on the Senior Notes during the three months ended March 31, 2018.
For additional information regarding our Senior Notes, see Item 1. Consolidated Financial Statements, Note 11–Long-Term Debt, which is incorporated herein by reference.
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

Capital Expenditures for the Three Months Ended March 31, 2018

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$3,939	$176	$526	$4,641
Expansion capital	9,849	(98)	1,580	11,331
Total Capital Investment	$13,788	$78	$2,106	$15,972

Capital Investment Net to the Partnership
Maintenance capital	$3,939	$9	$26	$3,974
Expansion capital	9,849	(5)	79	9,923
Total Capital Investment Net to the Partnership	$13,788	$4	$105	$13,897
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
Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the general partner interest and the number of common units outstanding as of March 31, 2018.  However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
On April 18, 2018, the board of directors of our general partner declared a cash distribution to our unitholders of $0.3245 per common unit with respect to quarter ended March 31, 2018. The cash distribution will be paid on May 15, 2018 to unitholders of record as of the close of business on May 4, 2018.
For additional information on our cash distribution policy, see Item 1. Consolidated Financial Statements, Note 3–Cash Distributions, which is incorporated herein by reference.
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

Contractual Obligations
For a discussion of total debt outstanding under our revolving credit facility, see Item 1. Consolidated Financial Statements, Note 10–Revolving Credit Facility and for the total long-term debt outstanding under our Senior Notes see Note 11–Long-Term Debt, which is incorporated herein by reference.
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
As of March 31, 2018, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements, as these statements involve risks, uncertainties and other factors that could cause our actual future outcomes to differ materially from those set forth in such statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, in Part II. Item 1A. “Risk Factors” of this Quarterly Report on 10-Q, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We generate substantially all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, the producers that are customers of our midstream services are exposed to commodity price risk, and extended reduction in commodity prices could adversely reduce the production volumes available for our midstream services in the future below expected levels. Although we intend to enter into fee-based gathering agreements with existing or new customers in the future, our efforts to negotiate such terms may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $600.0 million revolving credit facility and pay interest at a variable rate. Assuming the March 31, 2018 outstanding balance on our revolving credit facility of $20.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $0.2 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Credit Risk
We are subject to credit risk due to the concentration of receivables from our two most significant customers, CNX and HG Energy, for gas gathering services. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Consolidated Financial Statements, Note 12–Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, cash flows or results of operations. With the exception of the update below, there have been no material changes from the risk factors previously disclosed by the Partnership.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our $600.0 million senior secured revolving credit facility that was entered into March 8, 2018 and replaced our existing $250.0 million facility, which was unsecured, limits our ability (subject to certain exceptions) to, among other things:
•incur or guarantee additional debt or prepay certain indebtedness;
•redeem or repurchase units, pay dividends or make distributions under certain circumstances;
•make certain investments and loans;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•Amend in any material manner our organizational documents without notice or, in some cases, consent of our lenders;
•merge or consolidate with, or acquire substantially all of the assets of, another company; and
•transfer, sell or otherwise dispose of assets.
Our secured revolving credit facility also contains, and other debt agreements we have entered into contain, covenants requiring us to maintain certain financial ratios. For example, under our revolving credit facility, we are obligated to maintain at the end of each fiscal quarter (x) a maximum total leverage ratio (as defined in the credit agreement) of no greater than between 4.75 to 1.00 ranging to no greater than 5.50 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio (as defined in the credit agreement) of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio (as defined in the credit agreement) of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the credit agreement. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet any such ratios and tests.
The provisions of our revolving credit facility and other debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

The provisions of our debt agreements, and the risks associated therewith could adversely affect our business, financial condition, liquidity and results of operations.
In addition to our new $600 million senior secured credit facility entered into March 8, 2018, on March 16, 2018 we completed a private offering of $400 million aggregate principal amount 6.5% senior notes due 2026. The degree to which we are leveraged could have important consequences, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our outstanding debt, which could limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, development of our gas and coal reserves or other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the natural gas industries;

•	placing us at a competitive disadvantage compared to our competitors with lower leverage and better access to capital resources; and

•	limiting our ability to implement our business strategy.
Our senior secured credit facility and the indenture governing our 6.5% senior notes limit the incurrence of additional indebtedness unless specified tests or exceptions are met. In addition, our senior secured credit agreement and the indenture governing our 6.5% senior unsecured notes subject us to financial and/or other restrictive covenants. Under our senior secured credit agreement, we must comply with certain financial covenants on a quarterly basis including a minimum interest coverage ratio, and a maximum total leverage ratio, as defined therein. Our senior secured credit agreement and the indenture governing our 6.5% senior notes impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.
If our cash flows and capital resources are insufficient to fund our respective debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our 6.5% senior notes restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Amendment to the Certificate of Limited Partnership of CNX Midstream Partners LP, dated January 3, 2018	8-K	001-36635	3.1	01/03/2018
3.2*	Second Amended and Restated Agreement of Limited Partnership of CNX Midstream Partners LP, dated January 3, 2018	8-K	001-36635	3.2	01/03/2018
4.1*	Indenture, dated as of March 16, 2018, among CNX Midstream Partners LP, CNX Midstream Finance Corp., the guarantors party thereto and UMB Bank, N.A., as Trustee	8-K	001-36635	4.1	03/16/2018
10.1*	Registration Rights Agreement, dated January 3, 2018, between CNX Midstream Partners LP and NBL Midstream, LLC	8-K	001-36635	10.1	01/03/2018
10.2*	Second Amended and Restated Gathering Agreement, dated January 3, 2018, by and among CNX Gas Company LLC, CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	10.2	01/03/2018
10.3*	Purchase and Sale Agreement, dated as of February 7, 2018, by and among CNX Midstream Partners LP, CNX Midstream DevCo I LP, CNX Midstream DevCo III LP, CNX Gathering LLC, and, for certain purposes, CNX Midstream DevCo I GP LLC, CNX Midstream DevCo III GP LLC and CNX Midstream Operating Company LLC	10-K	001-36635	10.15	02/07/2018
10.4*	Credit Agreement dated as of March 8, 2018, among CNXM, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent and the lender parties thereto	8-K	001-36635	10.1	03/12/2018
10.5*	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, to the Credit Agreement, dated as of March 8, 2018, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. as syndication agent and the lender parties thereto, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-36635) filed on March 12, 2018	8-K	001-36635	10.1	03/16/2018
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference into this Quarterly Report on Form 10-Q as indicated.
† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 3, 2018.

CNX MIDSTREAM PARTNERS LP
By:	CNX MIDSTREAM GP, LLC, its general partner

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ BRIAN R. RICH
Brian R. Rich
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)