Form 10-Q
period 2018-06-30
CNX Midstream Partners LP
filed 2018-08-02
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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

As of August 2, 2018, CNX Midstream Partners LP had 63,638,165 common units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Gathering revenue — related party	$37,576	$55,667	$75,306	$114,625
Gathering revenue — third party	23,438	867	49,577	867
Total Revenue	61,014	56,534	124,883	115,492
Expenses
Operating expense — related party	5,079	7,089	9,514	14,717
Operating expense — third party	7,406	5,957	15,874	12,590
General and administrative expense — related party	3,620	2,663	7,232	5,546
General and administrative expense — third party	2,319	1,033	4,868	2,225
(Gain) loss on asset sales	(254)	3,241	2,501	3,914
Depreciation expense	5,443	5,675	11,299	11,346
Interest expense	7,119	1,124	9,608	2,162
Total Expense	30,732	26,782	60,896	52,500
Net Income	30,282	29,752	63,987	62,992
Less: Net income attributable to noncontrolling interest	277	761	6,135	3,934
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$30,005	$28,991	$57,852	$59,058

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$30,005	$28,991	$57,852	$59,058
Less: General partner interest in net income, including incentive distribution rights	2,903	1,305	5,055	2,434
Limited partner interest in net income	$27,102	$27,686	$52,797	$56,624

Net income per limited partner unit - basic	$0.43	$0.44	$0.83	$0.89
Net income per limited partner unit - diluted	$0.43	$0.44	$0.83	$0.89

Limited partner units outstanding - basic	63,638	63,585	63,630	63,575
Limited partner unit outstanding - diluted	63,677	63,644	63,670	63,630

Cash distributions declared per unit (*)	$0.3361	$0.2922	$0.6606	$0.5743

(*)	Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 15.

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$707	$3,194
Receivables — related party (Note 6)	12,072	13,104
Receivables — third party (Note 6)	7,546	8,251
Other current assets	2,726	2,169
Total Current Assets	23,051	26,718
Property and Equipment (Note 7):
Property and equipment	864,611	972,841
Less — accumulated depreciation	72,098	73,563
Property and Equipment — Net	792,513	899,278
Other assets (Note 8)	3,494	593
TOTAL ASSETS	$819,058	$926,589

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$38,327	$23,602
Accounts payable — related party (Note 9)	3,211	2,376
Total Current Liabilities	41,538	25,978
Other Liabilities:
Revolving credit facility (Note 10)	11,000	149,500
Long-term debt (Note 11)	393,169	—
Total Liabilities	445,707	175,478
Partners’ Capital:
Common units (63,638,165 units issued and outstanding at June 30, 2018 and 63,588,152 units issued and outstanding at December 31, 2017)	295,405	389,427
General partner interest	8,893	4,328
Partners’ capital attributable to CNX Midstream Partners LP	304,298	393,755
Noncontrolling interest	69,053	357,356
Total Partners’ Capital	373,351	751,111
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$819,058	$926,589

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(in thousands)
(unaudited)

	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2017	$389,427	$4,328	$393,755	$357,356	$751,111

Net income	52,797	5,055	57,852	6,135	63,987
(Distributions to) contributions from general partner and noncontrolling interest holders, net	—	20	20	(3,525)	(3,505)
Quarterly distributions to unitholders	(40,574)	(3,615)	(44,189)	—	(44,189)
Acquisition of Shirley-Penns System	(153,587)	—	(153,587)	(111,413)	(265,000)
HG Energy Transaction	46,420	—	46,420	(179,500)	(133,080)
Noncash contribution of assets held by general partner	—	3,105	3,105	—	3,105
Unit-based compensation	1,269	—	1,269	—	1,269
Vested units withheld for unitholder taxes	(347)	—	(347)	—	(347)
Balance at June 30, 2018	$295,405	$8,893	$304,298	$69,053	$373,351

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$63,987	$62,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	11,872	11,430
Unit-based compensation	1,269	650
Loss on long-term asset sales	2,501	3,914
Other	387	167
Changes in assets and liabilities:
Receivables — related party	1,032	4,009
Receivables — third party	705	(867)
Other current and non-current assets	108	3,574
Accounts payable and other accrued liabilities	12,824	(3,645)
Accounts payable — related party	856	(5,790)
Net Cash Provided by Operating Activities	95,541	76,434

Cash Flows from Investing Activities:
Capital expenditures	(41,587)	(23,415)
Proceeds from sale of assets	6,462	14,000
Net Cash Used in Investing Activities	(35,125)	(9,415)

Cash Flows from Financing Activities:
Distributions to general partner and noncontrolling interest holders, net	(3,505)	(25,317)
Vested units withheld for unitholder taxes	(347)	(411)
Quarterly distributions to unitholders	(44,189)	(36,846)
Net payments on unsecured $250.0 million credit facility	(149,500)	(6,000)
Net borrowings on secured $600.0 million credit facility	11,000	—
Proceeds from issuance of long-term debt, net of discount	394,000	—
Debt issuance costs	(5,362)	—
Acquisition of Shirley-Penns System	(265,000)	—
Net Cash Used in Financing Activities	(62,903)	(68,574)

Net Decrease in Cash	(2,487)	(1,555)
Cash at Beginning of Period	3,194	6,421
Cash at End of Period	$707	$4,866

Cash paid during the period for:
Interest	$1,367	$2,171

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS
CNX Midstream Partners LP (the “Partnership”, or “we”, “us”, or “our”) is a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. The Partnership’s assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. The Partnership is managed by its general partner, CNX Midstream GP LLC (the “general partner”), a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). As a result of the January 3, 2018 transaction discussed below, CNX Gathering is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX”). The Partnership was formed in May 2014 as a joint venture between CNX and Noble Energy, Inc (“Noble Energy”).
On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), a Virginia limited liability company, acquired Noble Energy’s 50% membership interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “General Partner Transaction”). As a result of the General Partner Transaction, CNX owns 100% of the membership interest in CNX Gathering and is the sole sponsor of the Partnership. Accordingly, we may refer to CNX as the “Sponsor” throughout this Quarterly Report on Form 10-Q.
Following the General Partner Transaction, Noble Energy owned 21,692,198 common units representing limited partner interests in the Partnership (the “Retained Units”). However, in connection with Noble Energy’s announcement of its intention to divest of the Retained Units over the next few years, Noble Energy executed an underwritten public offering of 7,475,000 of its Retained Units on June 29, 2018. The Partnership did not receive any proceeds as a result of the June 29, 2018 sale of Retained Units. At June 30, 2018, Noble Energy continues to own 14,217,198 common units. See Note 5–Related Party Transactions for additional information.
Description of Business
Prior to May 3, 2018, our midstream operations consisted of three operating segments that we refer to as our “Anchor Systems,” “Growth Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, which includes our four primary midstream systems (the McQuay System, the Majorsville System, the Mamont System and the Shirley-Penns System) and related assets.

•
Our Growth Systems were primarily located in the dry gas regions of our dedicated acreage in central West Virginia that were generally in earlier phases of development than our other systems and required substantial future expansion capital expenditures to materially increase production. As a result of the HG Energy Transaction described below, the Partnership distributed its ownership interests in the Growth Systems assets to CNX Gathering, which subsequently transferred these assets to HG Energy.

•
Our Additional Systems currently include several gathering systems primarily located in the wet gas regions of our dedicated acreage (current activity is primarily located within the Pittsburgh Airport area) that we expect will require lower levels of expansion capital investment relative to our Growth Systems. The substantial majority of capital investment on these systems would be funded by CNX in proportion to CNX Gathering’s 95% retained ownership interest. As a result of the HG Energy Transaction described below, the Partnership distributed its ownership interests in the Moundsville area assets to CNX Gathering, which subsequently transferred these assets to HG Energy.

In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of others, which may include personnel of CNX as provided through contractual relationships with the Partnership. All of the personnel that conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsor, but we sometimes refer to these individuals as our employees because they provide services directly to us. See Note 5–Related Party Transactions for additional information.
Transactions with our Sponsor and HG Energy
On May 3, 2018, we announced the consummation of a strategic transaction and amended our gas gathering agreement (“GGA”) with our Sponsor that provides for the following (collectively, the “CNX Transactions”):

•	Dedication to the Partnership of approximately 16,100 additional Utica acres in our Anchor Systems;

•	Commitment to develop 40 additional wells in the Anchor Systems by 2023, subject to the terms of the GGA;

•	Contribution to the Anchor Systems of a 20” high pressure pipeline in addition to a one-time payment to us of approximately $2.0 million in cash; and

•
Distribution of our 5% interest in the Growth Systems and related assets as well as our 5% interest in the Moundsville midstream assets, which were a part of the Additional Systems, to CNX Gathering, which subsequently transferred these assets to HG Energy.

On May 3, 2018, we also announced a strategic transaction with HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which we agreed to amend our GGA with HG Energy to provide for the following (collectively, the “HG Energy Transaction”):

•
Release from dedication of approximately 18,000 acres, net to the Partnership, which was comprised of approximately 275,000 acres (or approximately 14,000 acres, net to the Partnership) within the Growth and Additional Systems and approximately 4,200 scattered acres located in the Anchor Systems;

•	Removal of our obligation to provide gathering services or make capital investments in the Growth Systems or in the Moundsville area of the Additional Systems; and

•	Commitment by HG Energy to develop 12 additional wells in the Anchor Systems by 2021, subject to the terms of the HG Energy GGA.
Following the CNX and HG Energy Transactions, the aggregate number of well commitments in the Anchor Systems to the Partnership by CNX and HG Energy, collectively, increased from 140 wells over the course of the next five years to 192 wells. The non-cash distribution of our interests in these assets to CNX Gathering resulted in a reduction to property and equipment, net of $133.1 million, a reduction in noncontrolling interests of $179.5 million and an increase to partners’ capital of $46.4 million. At June 30, 2018, the Partnership has no remaining interests in the Growth Systems or the Moundsville area assets that were historically included within the Additional Systems.
Acquisition of Shirley-Penns System
At December 31, 2017, CNX Gathering owned a 95% noncontrolling interest, while the Partnership owned the remaining 5% controlling interest, in the Additional Systems, which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”),
On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which the Additional Systems transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in the Additional Systems. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System, which now resides in the Anchor Systems, in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”). See Note 11–Long-Term Debt for additional information.
At June 30, 2018, the Partnership owns a 100% controlling interest in the Shirley-Penns System. The Additional Systems continue to hold gathering systems in which the Partnership owns a 5% controlling interest.
Noble Energy Sale of Upstream Assets
On June 28, 2017, Noble Energy sold its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy, effectively making HG Energy the new shipper on the dedicated acreage that was previously owned by Noble Energy (the “Noble Energy Asset Sale”). The Partnership currently gathers the natural gas and condensate volumes produced by HG Energy on our dedicated acreage under the terms of our GGA with Noble Energy, which was assigned to HG Energy upon consummation of the Noble Energy Asset Sale. In connection with the aforementioned HG Energy Transaction, the GGA was amended and certain acreage was released from dedication to the Partnership.
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
Principles of Consolidation
During the periods presented in this Quarterly Report on Form 10-Q, the consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems. Although the Partnership has less than a 100% economic interest in the Growth and Additional Systems, each was consolidated fully with the results of the Partnership. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflects only that portion of net income that is attributable to the Partnership’s unitholders. The Partnership distributed its interests in the Growth Systems and the Moundsville area of the Additional Systems in connection with the HG Energy Transaction.
Transactions between the Partnership and CNX have been identified in the consolidated financial statements as transactions between related parties and are disclosed in Note 5–Related Party Transactions.
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
We may take advantage of the aforementioned reporting exemptions until September 30, 2019 or until we lose our status as an emerging growth company, which would happen if any of the following were to occur:

•	we have more than $1.0 billion of revenues in the year ending December 31, 2018;

•	the limited partner interests held by non-affiliates have a market value of more than $700 million as of June 30, 2018, which determination shall be made as of December 31, 2018; or

•	we issue more than $1.0 billion of non-convertible debt over a three-year period.
Based on the above criteria, we will not be an emerging growth company for the year ending December 31, 2018, as the market value of limited partner interests held by non-affiliates was in excess of $700 million at June 30, 2018. Accordingly, among other things, we will be required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in our year ending December 31, 2018 Annual Report on Form 10-K.
Revenue Recognition
On January 1, 2018, the Partnership adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method. We did not have a transition adjustment as a result of the adoption of the new revenue standard.
Revenues from contracts with customers
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis as we gather gas at the wellhead. Revenue is measured as the amount of consideration we expect to receive in exchange for providing the natural gas gathering services.
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
Transaction price allocated to remaining performance obligations
The new revenue standard requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. However, the guidance provides certain practical expedients that limit this requirement.
Substantially all of our revenues are derived from contracts with CNX and HG Energy with terms of greater than one year. Under these contracts, the interruptible gathering of each unit of natural gas represents a separate performance obligation.
For revenue associated with the Shirley-Penns System, our only contract with terms that are greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $422.9 million at June 30, 2018. We expect to recognize revenue of $14.2 million and $28.8 million, respectively during the remainder of the years ending December 31, 2018 and December 31, 2019. The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of June 30, 2018, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the quarters and six months ended June 30, 2018 and 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Disaggregation of revenue
See Note 13–Segment Information for additional information.
Contract balances
We invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts with customers do not give rise to contract assets or liabilities under the new revenue standard. We also have no contract assets recognized from the costs.
See Note 6–Receivables for additional information.
Classification
The fees we charge our Sponsor and the fees we charged Noble Energy, prior to consummation of the Noble Energy Asset Sale, are recorded in gathering revenue — related party in our consolidated statements of operations. Following consummation of the Noble Energy Asset Sale, fees from midstream services we perform for HG Energy, and any other third party shipper, are recorded in gathering revenue — third party in our consolidated statements of operations.
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
There were no reserves for uncollectable amounts at June 30, 2018 or December 31, 2017.

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
We estimate the fair value of our long-term debt, which is not actively traded, using a standard industry income approach model that utilizes a discount rate based on market rates for other debt with similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $388.0 million at June 30, 2018.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of June 30, 2018 and December 31, 2017, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at June 30, 2018 or December 31, 2017.

Variable Interest Entities
Each of the Anchor, Growth and Additional Systems is a limited partnership (the “Limited Partnerships”) and a variable interest entity (“VIE”). These VIEs correspond with the manner in which we report our segment information in Note 13–Segment Information, which also includes information regarding the Partnership’s involvement with each of these VIEs and their relative contributions to our financial position, operating results and cash flows.
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
Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB ASC. We recognize unit-based compensation costs on a straight-line basis over the requisite service period of an award, which is generally the same as the award’s vesting term. See Note 14–Long-Term Incentive Plan for additional information.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU will require organizations (“lessees”) that lease assets with terms of more than 12 months to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The effective date of this ASU is for fiscal years beginning after December 31, 2018 and interim periods within that year. We are currently finalizing a project plan, reviewing all existing leases and agreements that are covered under the standard, assessing the impact to our financial statements as well as planning for adoption and implementation of this standard, which includes assessing the impact on information systems and internal controls.

NOTE 3 — CASH DISTRIBUTIONS
Our partnership agreement requires that we distribute all of our available cash from operating surplus within 45 days after the end of each quarter to unitholders of record on the applicable record date, in accordance with the terms below.
Allocations of Available Cash from Operating Surplus and Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner, as holder of our Incentive Distribution Rights (“IDRs”), and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” IDRs represent the right to receive an increasing percentage, up to a maximum of 48% (which does not include the 2% general partner interest), of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described in the table below have been achieved. All of the IDRs are currently held by our general partner, as defined in Note 1–Description of Business. Our general partner may transfer the IDRs separately from its general partner interest.
The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2% general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2% general partner interest, our general partner has not transferred its IDRs and that there are no arrearages on common units.

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
Beginning with the distribution that was approved by the Board of Directors of the Partnership’s general partner (the “Board of Directors”) for the earnings period ended March 31, 2018, our quarterly distributions have been in excess of the maximum Third Target Distribution, or $0.31875.
Cash Distributions
The Board of Directors declared the following cash distributions to the Partnership’s common and subordinated unitholders (through September 30, 2017) and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Total Quarterly Distribution Per Unit	Total Quarterly Cash Distribution	Date of Distribution
Year ended December 31, 2017
March 31	$0.2821	$18,842	May 15, 2017
June 30	0.2922	19,698	August 14, 2017
September 30	0.3025	20,573	November 14, 2017
December 31	0.3133	21,489	February 14, 2018

Year ending December 31, 2018
March 31	$0.3245	$22,700	May 15, 2018

See Note 4–Net Income per Limited Partner Unit and General Partner Interest for information regarding the conversion of subordinated units to common units on November 14, 2017. See Note 15–Subsequent Events for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended June 30, 2018.

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
Conversion of subordinated units
From its inception through September 30, 2017, the Partnership paid equal distributions on common, subordinated and general partner units, excluding payments on the IDRs, which are paid in accordance with the table above. Upon payment of the cash distribution with respect to the quarter ended September 30, 2017, the financial requirements for the conversion of all subordinated units were satisfied. As a result, on November 15, 2017, all 29,163,121 subordinated units, which were owned entirely by CNX and Noble Energy, converted into common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.
Historical earnings per unit
The Partnership calculates historical earnings per unit under the two-class method and allocates the earnings or losses of a transferred business before the date of a dropdown transaction entirely to the general partner. If applicable, the previously reported earnings per unit of the limited partners would not change as a result of a dropdown transaction.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 26,470 and 27,545 phantom units that were not included in the calculation for the three and six months ended June 30, 2018, respectively, because the effect would have been antidilutive. There were also 50,905 phantom units that were not included in the calculation for the three and six months ended June 30, 2017 because the effect would have been antidilutive. The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit information)	2018	2017	2018	2017
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$30,005	$28,991	$57,852	$59,058
Less: General partner interest in net income, including incentive distribution rights	2,903	1,305	5,055	2,434
Limited partner interest in net income	$27,102	$27,686	$52,797	$56,624

Net income allocable to common units — basic and diluted	$27,102	$14,988	$52,797	$30,652
Net income allocable to subordinated units — basic and diluted	—	12,698	—	25,972
Limited partner interest in net income — basic and diluted	$27,102	$27,686	$52,797	$56,624

Weighted average limited partner units outstanding — Basic
Common units	63,638	34,422	63,630	34,412
Subordinated units	—	29,163	—	29,163
Total	63,638	63,585	63,630	63,575

Weighted average limited partner units outstanding — Diluted
Common units	63,677	34,481	63,670	34,467
Subordinated units	—	29,163	—	29,163
Total	63,677	63,644	63,670	63,630

Net income per limited partner unit — Basic
Common units	$0.43	$0.44	$0.83	$0.89
Subordinated units	—	0.44	—	0.89
Total	$0.43	$0.44	$0.83	$0.89

Net income per limited partner unit — Diluted
Common units	$0.43	$0.43	$0.83	$0.89
Subordinated units	—	0.44	—	0.89
Total	$0.43	$0.44	$0.83	$0.89

NOTE 5 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, we engage in related party transactions with CNX (and certain of its subsidiaries) and CNX Gathering, which include the fees we charge and revenues we receive under a fixed fee gathering agreement (including electrically-powered compression CNX reimburses to us) and our reimbursement of certain expenses to CNX under several agreements, discussed below. Related party revenues and related party expenses are presented as separate captions within our consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. We also engaged in related party transactions with Noble Energy during the three and six months ended June 30, 2017, which primarily included the fees we charged and revenues we received under our fixed fee gathering agreement with Noble Energy.
During the six months ended June 30, 2018, the Partnership closed on the Shirley-Penns Acquisition for cash consideration in the amount of $265.0 million and on the CNX and HG Energy Transactions. See Note 1–Description of Business for additional information.
Operating expense and general and administrative expense – related party are derived from CNX in the three and six months ended June 30, 2018 and from CNX and Noble Energy in the three and six months ended June 30, 2017 and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Operational services — CNX	$3,257	$2,999	$6,092	$6,187
Electrical compression	1,822	4,090	3,422	8,530
Total Operating Expense — Related Party	$5,079	$7,089	$9,514	$14,717

CNX	$3,620	$2,530	$7,232	$5,241
Noble Energy	—	133	—	305
Total General and Administrative Expense — Related Party	$3,620	$2,663	$7,232	$5,546
In addition to the aforementioned transactions, throughout the six months ended June 30, 2018 and 2017, CNX and Noble Energy, through their ownership of CNX Gathering in the applicable periods, also regularly reimbursed the Partnership for capital expenditures, initially funded by the Partnership, in proportion to CNX Gathering's noncontrolling ownership interests in the Growth and Additional Systems. We also distributed to CNX and Noble Energy amounts related to their noncontrolling ownership interest, in the applicable periods, in the earnings of the Growth and Additional Systems as well as proceeds from sales of any assets in which CNX and Noble Energy had ownership interests through their membership in CNX Gathering. This activity is recorded in the caption “Distributions to general partner and noncontrolling interest holders, net” in the consolidated statements of partners' capital and noncontrolling interest and of cash flows.
Operational Services Agreement
On September 30, 2014, the date of the closing of the initial public offering of our common units (our “IPO”), we entered into an operational services agreement with CNX. On December 1, 2016, in connection with a transaction under which CNX and Noble Energy separated their Marcellus Shale area of mutual interest into two separate operating areas, the operational services agreement was amended and restated. Under the amended and restated operational services agreement, CNX continues to provide certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CNX may mutually agree upon from time to time. CNX prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CNX submits actual expenditures for reimbursement on a monthly basis, and we reimburse CNX for any direct third-party costs incurred by CNX in providing these services.
Omnibus Agreement
On September 30, 2014, we entered into an omnibus agreement with CNX, CNX Gathering and our general partner that addresses the following matters:

•
our payment of an annually-determined administrative support fee (approximately $1.9 million for the year ending December 31, 2018) for the provision of certain services by CNX and its affiliates, including executive costs;

•
our obligation to reimburse CNX for all other direct or allocated costs and expenses incurred by CNX in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

•
our right of first offer to acquire (i) CNX Gathering’s retained interests in our Additional Systems, (ii) CNX Gathering’s other ancillary midstream assets and (iii) any additional midstream assets that CNX Gathering develops; and

•
an indemnity from CNX Gathering for liabilities associated with the use, ownership or operation of our assets, including environmental liabilities, to the extent relating to the period of time prior to the closing of the IPO; and our obligation to indemnify CNX Gathering for events and conditions associated with the use, ownership or operation of our assets that occur after the closing of the IPO, including environmental liabilities.

So long as CNX Gathering controls our general partner, the omnibus agreement will remain in full force and effect. If CNX Gathering ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
Gathering Agreements
2018 Gathering Agreements and Amendments
On January 3, 2018, we entered into the Second Amended and Restated GGA, which is a 20-year, fixed-fee gathering agreement with CNX Gas that amended and restated the previous gathering agreement with CNX Gas in its entirety. Although the fees for services we provide in the Marcellus Shale for existing wells that were covered under the prior agreement (discussed below) remain unchanged in the new agreement, the Second Amended and Restated GGA also dedicates an additional 63,000 of acreage in the Utica Shale in and around the McQuay area and Wadestown area and introduces the following gas gathering and compression rates:

•	Gas Gathering:

◦	McQuay area Utica - a fee of $0.225 per MMBtu; and

◦	Wadestown Marcellus and Utica - a fee of $0.35 per MMBtu.

•	Compression:

◦	For areas not benefitting from system expansion pursuant to the Second Amended and Restated GGA, compression services are included in the base fees; and

◦
In the McQuay and Wadestown areas, for wells turned in line beginning January 1, 2018 and beyond, we will receive additional fees of $0.065 per MMBtu for Tier 1 pressure services (maximum receipt point of pressure of 600 psi) and $0.130 per MMBtu for Tier 2 pressure services (maximum receipt point of pressure of 300 psi).

The Second Amended and Restated GGA also commits CNX Gas to drill the following numbers of wells in the McQuay area within the Anchor Systems, provided that if 125 wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells must be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:

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
On March 16, 2018, in connection with the Shirley-Penns Acquisition, we amended the Second Amended and Restated GGA to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the gas gathering agreement for all natural gas we gather up to a specified amount per day through December 31, 2031.

We expect to recognize at least the following amounts or revenue throughout the term of the MVC:

Revenue under MVC (in millions)
Remainder of year ending December 31, 2018	$14.2
Year ending December 31, 2019	28.8
Year ending December 31, 2020	34.7
Year ending December 31, 2021	40.8
Year ending December 31, 2022	47.8
Remainder of term	256.6
Total revenue to be recognized under Shirley-Penns contract through December 31, 2031	$422.9
For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.35 per MMBtu in 2018, which will escalate by 2.5% on an annual basis beginning January 1, 2019.
On May 2, 2018, we completed a series of transactions with our Sponsor, which we refer to as the CNX Transaction, pursuant to which we amended the Second Amended and Restated GGA. The amended agreement commits CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems through 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:
•July 1, 2018 to December 31, 2020 -  15 wells (deficiency payment of $2.8 million per well)
•January 1, 2021 - December 31, 2023 - 25 wells (deficiency payment of $2.8 million per well)
Gathering Agreements Prior to 2018
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
HG Energy is currently not a related party of the Partnership; accordingly, the focus of the following disclosure is on current and historical related party transactions, which do not include transactions with HG Energy. Our fees for gathering services, throughout 2018, are based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we will receive a fee of $0.431 per MMBtu.

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that requires downstream processing, or wet gas, we will receive:

◦	a fee of $0.296 per MMBtu in the Moundsville area (Marshall County, West Virginia) and in the Pittsburgh International Airport area; and

◦	a fee of $0.593 per MMBtu for all other areas in the dedication area.

•	For the services we provide with respect to natural gas from the Utica Shale formation, we will receive a weighted average rate of $0.16 per MMBtu.

•	Our fees for condensate services will be $5.38 per Bbl in the Majorsville area and $2.693 per Bbl in the Moundsville area.

Each of the foregoing fees escalates by 2.5% on January 1 on an annual basis, through and including the final calendar year of the initial term. Commencing on January 1, 2035, and as of January 1 thereafter, each of the applicable fees will be adjusted pursuant to the percentage change in CPI-U, but such fees will never escalate or decrease by more than 3%. Notwithstanding the foregoing, from time to time, CNX Gas and HG Energy may request rate reductions under certain circumstances, which are reviewed by the board of directors of our general partner, with oversight, as our board of directors deems necessary, from our conflicts committee. No rate reduction arrangements were active at June 30, 2018.
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
Registration Rights Agreement
On January 3, 2018, in connection with the closing of the General Partner Transaction, the Partnership entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Noble Energy relating to the registered resale of common units that Noble Energy acquired in connection with the IPO and upon conversion of subordinated units representing limited partner interests in the Partnership (collectively, the “Registrable Securities”).
Pursuant to the Registration Rights Agreement, the Partnership was required to prepare and file a registration statement, or amend an existing registration statement, for the registered resale of the Registrable Securities. Such registration statement was made effective March 26, 2018.
In certain circumstances, and subject to customary qualifications and limitations, Noble Energy has piggyback registration rights on offerings of common units initiated by the Partnership and other holders of common units. Noble also has the right to request that the Partnership initiate up to four Demand Underwritten Offerings (as defined in the Registration Rights Agreement) of Registrable Securities, subject to certain limitations described in the Registration Rights Agreement. The Registration Rights Agreement will terminate no later than March 26, 2021, which is the third anniversary of the date on which the registration statement became effective.
Under the terms of the Registration Rights Agreement, Noble Energy executed an underwritten public offering of 7,475,000 of its common units in the Partnership on June 29, 2018. See Note 1–Description of Business for additional information.

NOTE 6 — RECEIVABLES
Receivables consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Receivables - related party
CNX	$12,072	$12,801
CNX Gathering	—	303
Receivables - related party	$12,072	$13,104

Receivables - third party	7,546	8,251
Total receivables	$19,618	$21,355

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017	Estimated Useful Lives in Years
Land	$47,975	$76,130	N/A
Gathering equipment	570,603	662,595	25 — 40
Compression equipment	176,652	180,038	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	38,402	23,099	N/A
Total Property and Equipment	$864,611	$972,841

Less: Accumulated depreciation
Gathering equipment	$50,744	$53,544
Compression equipment	15,808	14,886
Processing equipment	5,546	5,133
Total Accumulated Depreciation	$72,098	$73,563

Property and Equipment, Net	$792,513	$899,278

NOTE 8 — OTHER ASSETS

Other assets consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Pipe stock	$—	$392
Financing fees	3,219	122
Other	275	79
Total Other Assets	$3,494	$593
On March 8, 2018, the Partnership entered into a $600.0 million secured revolving credit facility. In connection with the new credit facility, the Partnership recorded approximately $4.4 million in deferred financing fees, of which approximately $0.9 million is classified as a current asset. See Note 10–Revolving Credit Facility.

NOTE 9 — ACCOUNTS PAYABLE — RELATED PARTY
Related party payables consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
CNX Resources:
Expense reimbursements	$1,148	$780
Capital expenditures reimbursements	—	83
General and administrative services	2,055	1,458
Total due to CNX Resources	3,203	2,321

Noble Energy:
General and administrative services	—	55
Total due to Noble Energy	—	55

CNX Gathering LLC:
Capital expenditures reimbursement	8	—
Total due to CNX Gathering LLC	8	—

Total Accounts Payable — Related Party	$3,211	$2,376

NOTE 10 — REVOLVING CREDIT FACILITY
On March 8, 2018, we entered into a $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the facility by up to an additional $250.0 million. The new revolving credit facility matures on March 8, 2023 and replaced the prior $250.0 million revolving credit facility, which was unsecured. The available borrowing capacity under the new revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
Borrowings under the new revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%.
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
The Partnership was in compliance with all financial covenants at June 30, 2018.
On June 30, 2018, the Partnership’s balance on the revolving credit facility was $11.0 million at an interest rate of 4.09%. After giving effect to the limitations on available capacity described in the revolving credit facility agreement, we estimate that the Partnership had approximately $494.0 million available for borrowing at June 30, 2018.
At December 31, 2017, the outstanding balance on the then-effective revolving credit facility was $149.5 million at an interest rate of 3.11%.

NOTE 11 — LONG-TERM DEBT
On March 16, 2018, the Partnership, together with its wholly owned subsidiary CNX Midstream Finance Corp (“Finance Corp”), (collectively, the “Issuers”), completed a private offering of $400.0 million in 6.5% senior notes due 2026 (the “Senior Notes”), with related guarantees (the “Guarantees”) and received net proceeds of approximately $393.0 million, after deducting the initial purchasers’ discount and commissions and estimated offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our prior $250.0 million unsecured revolving credit facility. The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15, beginning September 15, 2018. There are no principal payment requirements on the Senior Notes prior to maturity.
As of the dates presented below, the Partnership had long-term debt of:

	June 30, 2018	December 31, 2017
Senior Notes due March 2026 at 6.5%	$400,000	$—
Less: Unamortized debt issuance costs	1,081	—
Less: Unamortized bond discount	5,750	—
Long-term debt	$393,169	$—
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

Leases
We have entered into various non-cancelable operating leases, primarily related to compression facilities. Future minimum lease payments under operating leases as of June 30, 2018 are as follows:

(in thousands)	Minimum Lease Payments
Period from July 1, 2018 through December 31, 2018	$1,023
Year ending December 31, 2019	1,627
Year ending December 31, 2020	1,042
$3,692
Rental expense under operating leases was $2.0 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively. Rental expense under operating leases was $4.1 million and $3.8 million for the six months ended June 30, 2018 and 2017, respectively. These expenses are included within operating expense - third party on our consolidated statement of operations.
NOTE 13 — SEGMENT INFORMATION
Operating segments are the revenue-producing components of a company for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Prior to the CNX and HG Energy Transaction, the Partnership had three operating segments, which also represented its reportable segments - the Anchor Systems, Growth Systems and Additional Systems, each of which does business entirely within the United States of America. See Note 1–Description of Business for additional information.
During the first quarter of 2018, the Partnership, through its 100% interest in the Anchor Systems, completed the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and throughput related to the Shirley-Penns System; accordingly, until March 16, 2018, results attributable to limited and general partners of the Partnership reflect a 5% interest in the Shirley-Penns System. Results net to the Partnership include activity related to the Shirley-Penns Acquisition beginning March 16, 2018. However, in accordance with ASC 280 - Segment Reporting, information is reported in the tables below, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2017.
In connection with the HG Energy Transaction, the Partnership distributed its 5% interest in the Growth Systems and related assets as well as its 5% interest in the Moundsville midstream assets, which were previously a part of the Additional Systems, to CNX Gathering, which transferred these assets to HG Energy. Because the Growth Systems and Moundsville area of the Additional Systems had activity for all of 2017 and through May 2, 2018, we will continue to present consistent segment information with regards to this transaction throughout the year ending December 31, 2018 for comparative purposes.

Segment results for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gathering Revenue:
Anchor Systems	$56,584	$50,195	$112,774	$102,894
Growth Systems	668	2,018	2,572	4,243
Additional Systems	3,762	4,321	9,537	8,355
Total Gathering Revenue	$61,014	$56,534	$124,883	$115,492

Net Income (Loss):
Anchor Systems	$29,991	$30,764	$63,134	$62,380
Growth Systems	186	506	379	453
Additional Systems	105	(1,518)	474	159
Total Net Income	$30,282	$29,752	$63,987	$62,992

Depreciation Expense:
Anchor Systems	$4,733	$4,201	$9,203	$8,397
Growth Systems	195	543	748	1,088
Additional Systems	515	931	1,348	1,861
Total Depreciation Expense	$5,443	$5,675	$11,299	$11,346

Capital Expenditures for Segment Assets:
Anchor Systems	$24,502	$11,841	$38,290	$22,374
Growth Systems	42	382	120	821
Additional Systems	1,071	—	3,177	220
Total Capital Expenditures	$25,615	$12,223	$41,587	$23,415
Segment assets as of the dates presented were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Segment Assets
Anchor Systems	$737,152	$694,942
Growth Systems	—	92,659
Additional Systems	81,906	138,988
Total Segment Assets	$819,058	$926,589

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

The following table presents phantom unit activity during the six month period ended June 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2017	134,153	$16.40
Granted	132,933	19.14
Vested	(70,872)	16.65
Forfeited	(17,639)	16.25
Total awarded and unvested at June 30, 2018	178,575	$18.30
The Partnership accounts for phantom units as equity awards and records compensation expense on a straight line basis over the vesting period based on the fair value of the awards at their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.7 million and $0.4 million of compensation expense related to phantom units for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively, which was included in general and administrative expense - related party in the consolidated statements of operations.
At June 30, 2018, the unrecognized compensation related to all outstanding awards was $2.4 million, which is expected to be recognized over the following two years.

NOTE 15 — SUBSEQUENT EVENTS
On July 27, 2018, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the second quarter of 2018 of $0.3361 per common unit. The cash distribution will be paid on August 14, 2018 to unitholders of record at the close of business on August 7, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CNX Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “forward-looking statements” below and those discussed in the section entitled “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q, filed subsequent to that Annual Report on Form 10-K. In this Item 2, all references to “we,” us,” “our,” the “Partnership,” “CNXM,” or similar terms refer to CNX Midstream Partners LP and its subsidiaries.
Executive Overview
We are a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), which is a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX” or “CNX Resources”).
We were formed in May 2014 as a joint venture between CNX and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”).
Year to Date and Second Quarter Highlights
CNX Resources’ Acquisition of General Partner
On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), an indirect wholly owned subsidiary of CNX, acquired from NBL Midstream, LLC (“NBL Midstream”), a wholly owned subsidiary of Noble Energy, NBL Midstream’s 50% interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “General Partner Transaction”).
As a result of the Transaction, CNX became our sole Sponsor.
Acquisition of Shirley-Penns System
At December 31, 2017, CNX Gathering owned a 95% noncontrolling interest in DevCo III LP (which we refer to as the “Additional Systems”), which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”), while the Partnership owned the remaining 5% controlling interest in the Additional Systems.
On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which DevCo III LP transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in DevCo III LP. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System to DevCo I LP (which we refer to as the “Anchor Systems”) in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”).
In connection with the Shirley-Penns Acquisition, we amended our January 3, 2018 gathering agreement with CNX Gas to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns system through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the gas gathering agreement (with a 2.5% annual escalation factor) for all natural gas we gather up to a specified amount per day through December 31, 2031. For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.35 per MMBtu in 2018, which will escalate by 2.5% on an annual basis beginning January 1, 2019.
Transactions with our Sponsor and HG Energy
On May 2, 2018, our Sponsor closed on a transaction with HG Energy and in connection therewith we closed on transactions with our Sponsor and HG Energy (collectively the “CNX and HG Energy Transactions”). These strategic transactions included the amendment of our gas gathering agreements (“GGAs”) with both CNX and HG Energy. Management believes these transactions strengthen our asset portfolio and outlook, the key terms of which are outlined below:

•
The transactions provide for the additional dedication of 16,100 additional Utica acres in the Anchor Systems by our Sponsor and the release from dedication of approximately 18,000 acres, net to the Partnership, which was comprised of approximately 275,000 acres (or approximately 14,000 acres, net to the Partnership) within the Growth and Additional Systems and approximately 4,200 scattered acres located in the Anchor Systems;

•
The transactions increase minimum well commitments, with our Sponsor committing to develop 40 additional wells in the Anchor Systems by 2023 and HG Energy committing to develop 12 additional wells in the Anchor Systems by 2021, in each case, subject to the applicable GGAs;

•	Our Sponsor contributed to the Partnership’s Anchor Systems a 20” high-pressure pipeline as well as $2.0 million in cash;

•
In exchange for the incremental Utica acreage dedication, minimum well commitments, and high-pressure pipeline with third-party revenue, we distributed our 5% controlling interest in the midstream assets of the Growth Systems and the Moundsville midstream assets located within the Additional Systems, to affiliates of our Sponsor, which it subsequently transferred to HG Energy, and released acreage from dedication discussed above; and

•
The transaction with HG Energy also includes an amended GGA in the Anchor Systems, which we believe provides us with more control over operating strategies and expansion in the Anchor Systems. In addition, we will no longer be obligated to provide gathering services or make capital investments in the Growth Systems and the Moundsville midstream assets.

Following the CNX and HG Energy Transactions, the aggregate number of well commitments to the Partnership by CNX and HG Energy, collectively, within the Anchor Systems increased from 140 well connections over the course of the next five years to 192 well connections. HG Energy continues to be one of our significant customers, and we will continue to gather its existing production as well as the production from its aforementioned 12 commitment wells in the Anchor Systems, when brought online, at gathering fees pursuant to the applicable gathering agreement. See Item 1. Consolidated Financial Statements, Note 1–Description of Business for additional information.
Following the CNX and HG Energy Transactions, our GGAs with CNX and HG Energy include acreage dedications of approximately 348,000 aggregate net acres, subject to the release provisions set forth therein.
Financial Highlights
The Partnership continued its solid financial performance in the quarter ended June 30, 2018. Comparative results net to the Partnership, with the exception of operating cash flows, which is shown on a gross consolidated basis, were as follows for the quarters ended June 30, 2018 and 2017, respectively:

•	Net income of $30.0 million as compared to $29.0 million;

•	Cash provided by operating activities of $53.7 million as compared to $42.3 million;

•	Adjusted EBITDA (non-GAAP) of $41.3 million as compared to $34.4 million; and

•	Distributable cash flow (non-GAAP) of $31.6 million as compared to $29.6 million.
Consistent with each of the last ten consecutive quarters, the current quarter’s cash provided by operating activities exceeded the sum of capital expenditures ($25.6 million), distributions to unitholders ($22.7 million) and interest paid ($0.2 million).
For a discussion of why the above metrics are important to management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Non-GAAP Financial Measures” on page 33 of this Quarterly Report on Form 10-Q.
Quarterly Cash Distribution
The Partnership declared a cash distribution to its unitholders of $0.3361 per unit on July 27, 2018, which was 3.6% higher than the first quarter 2018 distribution of $0.3245 per unit and 15% higher than the second quarter 2017 distribution of $0.2922 per unit.

Factors Affecting the Comparability of Our Financial Results

Our results of operations, net to the Partnership, include 100% of the Shirley-Penns System beginning on March 16, 2018, the date the Shirley-Penns Acquisition was consummated. However, our results of operations for the six months ended June 30, 2017 and for the days in the current six month period prior to March 16, 2018, net to the Partnership, include only 5% of the earnings of the Shirley-Penns System.

On May 2, 2018, the CNX and HG Energy Transactions were consummated. Accordingly, as of this date, the Partnership has no remaining interest in the Growth Systems or in the Moundsville area of the Additional Systems. Total revenues associated with the Growth Systems and the Moundsville area were approximately $5.0 million during the three months ended March 31, 2018 and approximately $6.6 million during 2018 through the date of the CNX and HG Energy Transactions.

Results of Operations
Quarter Ended June 30, 2018 Compared to the Quarter Ended June 30, 2017

	Quarter Ended June 30,
	2018	2017	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$37,576	$55,667	$(18,091)	(32.5)%
Gathering revenue — third party	23,438	867	22,571	2,603.3%
Total Revenue	61,014	56,534	4,480	7.9%
Expenses
Operating expense — related party	5,079	7,089	(2,010)	(28.4)%
Operating expense — third party	7,406	5,957	1,449	24.3%
General and administrative expense — related party	3,620	2,663	957	35.9%
General and administrative expense — third party	2,319	1,033	1,286	124.5%
(Gain) loss on asset sales	(254)	3,241	(3,495)	(107.8)%
Depreciation expense	5,443	5,675	(232)	(4.1)%
Interest expense	7,119	1,124	5,995	533.4%
Total Expense	30,732	26,782	3,950	14.7%
Net Income	$30,282	$29,752	$530	1.8%
Less: Net income attributable to noncontrolling interest	277	761	(484)	(63.6)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$30,005	$28,991	$1,014	3.5%

Operating Statistics - Gathered Volumes for the Quarter Ended June 30, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) (**)	667	15	9	691
Wet Gas (BBtu/d) (**)	530	1	121	652
Condensate (MMcfe/d)	3	—	5	8
Total Gathered Volumes (*)	1,200	16	135	1,351

Operating Statistics - Gathered Volumes for the Quarter Ended June 30, 2017

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) (**)	589	47	11	647
Wet Gas (BBtu/d) (**)	437	4	126	567
Condensate (MMcfe/d)	6	—	3	9
Total Gathered Volumes (*)	1,032	51	140	1,223
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
Total revenue increased 7.9% to approximately $61.0 million for the three months ended June 30, 2018 compared to approximately $56.5 million for the three months ended June 30, 2017, while gathered volumes increased 10.5% in the current quarter compared to the prior year quarter. The volume increase was primarily due to an 85 BBtu/d increase in wet natural gas gathered when compared to the prior year quarter, which was primarily the result of increased production within the Shirley-Penns System. Increases in gathered volumes were partially offset by decreases related to volumes no longer gathered pursuant to the HG Energy Transaction, which accounted for a $1.2 million reduction in total revenues in the current quarter compared to the prior year quarter.
During the quarter ended June 30, 2018, HG Energy accounted for substantially all of our third party revenues. During the quarter ended June 30, 2017, substantially all of our revenues were derived from CNX and Noble Energy. Noble Energy was one of our Sponsors prior to the General Partner Transaction.
Operating Expense
Total operating expenses were approximately $12.5 million in the current quarter compared to approximately $13.0 million in the prior year quarter. Included in total operating expense was electrically-powered compression expense of $4.2 million for the three months ended June 30, 2018 compared to $4.1 million for the three months ended June 30, 2017, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 6.8% in the current quarter compared to the prior year quarter, primarily as a result of continued adherence to operating cost control measures implemented by our operations team over the past few years.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $5.9 million in the current quarter compared to approximately $3.7 million in the prior quarter. The quarter over quarter increase primarily related to increased legal and other professional costs incurred in connection with the HG Energy Transaction, with the majority of the remainder of the increase resulting from several non-recurring items that are not individually significant.
(Gain) Loss on Asset Sales
During the three months ended June 30, 2018, we sold a portion of our pipe stock to an unrelated third party for an amount that was above its carrying value. The sale of pipe stock resulted in a gain of $0.3 million. The pipe stock was previously within the Growth Systems; accordingly, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was not significant.
During the three months ended June 30, 2017, the Partnership sold property and equipment with a carrying value of $17.4 million to CNX Gas for $14.0 million in cash proceeds, which resulted in a loss of $3.4 million. The assets that were sold were previously within the Additional Systems; accordingly, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was approximately $0.2 million.

Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $5.4 million in the three months ended June 30, 2018 compared to approximately $5.7 million in the three months ended June 30, 2017. The decrease in depreciation expense was primarily attributable to the HG Energy Transaction, pursuant to which we distributed our interests in the Growth Systems and the Moundsville midstream assets in the Additional Systems to CNX Gathering, an affiliate of our Sponsor, which subsequently transferred these assets to HG Energy.
Interest Expense
Interest expense is comprised of interest on the outstanding balance under our senior notes due 2026 and revolving credit facility. Interest expense was approximately $7.1 million for the three months ended June 30, 2018 compared to approximately $1.1 million for the three months ended June 30, 2017. The increase in interest expense was primarily due to the interest associated with the Senior Notes, which did not exist in the prior year quarter.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$75,306	$114,625	$(39,319)	(34.3)%
Gathering revenue — third party	49,577	867	48,710	5,618.2%
Total Revenue	124,883	115,492	9,391	8.1%
Expenses
Operating expense — related party	9,514	14,717	(5,203)	(35.4)%
Operating expense — third party	15,874	12,590	3,284	26.1%
General and administrative expense — related party	7,232	5,546	1,686	30.4%
General and administrative expense — third party	4,868	2,225	2,643	118.8%
Loss on asset sales	2,501	3,914	(1,413)	(36.1)%
Depreciation expense	11,299	11,346	(47)	(0.4)%
Interest expense	9,608	2,162	7,446	344.4%
Total Expense	60,896	52,500	8,396	16.0%
Net Income	$63,987	$62,992	$995	1.6%
Less: Net income attributable to noncontrolling interest	6,135	3,934	2,201	55.9%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$57,852	$59,058	$(1,206)	(2.0)%

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) (**)	652	29	16	697
Wet Gas (BBtu/d) (**)	538	2	141	681
Condensate (MMcfe/d)	4	—	13	17
Total Gathered Volumes (*)	1,194	31	170	1,395

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2017

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) (**)	625	50	20	695
Wet Gas (BBtu/d) (**)	440	4	111	555
Condensate (MMcfe/d)	5	—	3	8
Total Gathered Volumes (*)	1,070	54	134	1,258
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
Total revenue increased approximately 8.1% to $124.9 million for the six months ended June 30, 2018 compared to approximately $115.5 million for the six months ended June 30, 2017, while gathered volumes increased approximately 10.9% in the current six month period compared to the prior year period. The volume increase was primarily due to a 125 BBtu/d increase in wet natural gas gathered when compared to the prior year period, which was primarily the result of increased production within the Shirley-Penns System.
During the six months ended June 30, 2018, HG Energy accounted for substantially all of our third party revenues. During the six months ended June 30, 2017, substantially all of our total revenues were derived from CNX and Noble Energy. Noble Energy was one of our Sponsors prior to the General Partner Transaction.
Operating Expense
Total operating expenses were approximately $25.4 million for the six months ended June 30, 2018 compared to approximately $27.3 million for the six months ended June 30, 2017. Included in total operating expense was electrically-powered compression expense of $8.0 million for the six months ended June 30, 2018 compared to $8.6 million for the six months ended June 30, 2017, which was reimbursed by our customers pursuant to our GGAs. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 7.0% in the current six month period compared to the prior year period, primarily as a result of continued adherence to operating cost control measures implemented by our operations team over the past few years.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $12.1 million in the current six month period compared to approximately $7.8 million in the prior year period, or an increase of $4.3 million. The increase is primarily related to costs incurred in connection with the Shirley-Penns Acquisition and HG Energy Transaction, with the majority of the remainder of the increase resulting from several non-recurring items that are not individually significant.
Loss on Asset Sales
During the six month period ended June 30, 2018, the Partnership sold property and equipment with a carrying value of $8.6 million to an unrelated third party for $5.8 million in cash proceeds. Our sale of midstream assets resulted in a loss of $2.8 million. The assets that were sold were previously within the Additional Systems; accordingly, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was approximately $0.1 million.
Additionally, during the six months ended June 30, 2018, we sold a portion of our pipe stock to an unrelated third party for an amount that was above its carrying value.  The sale of pipe stock resulted in a gain of $0.3 million. The pipe stock was previously within the Growth Systems; accordingly, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was not significant.
During the six months ended June 30, 2017, the Partnership sold property and equipment with a carrying value of $17.4 million to CNX Gas for $14.0 million in cash proceeds, which resulted in a loss of $3.4 million. The assets sold were previously within the Additional Systems; accordingly, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was approximately $0.2 million.
In addition, we also sold a significant portion of our pipe stock to an unrelated third party for approximately $0.5 million below its carrying value during the six months ended June 30, 2017.
Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $11.3 million in the six months ended June 30, 2018 and 2017.
Interest Expense

Interest expense is comprised of interest on the outstanding balance under our senior notes due 2026 and revolving credit facility. Interest expense was approximately $9.6 million for the six months ended June 30, 2018 compared to approximately $2.2 million for the six months ended June 30, 2017. The increase in interest expense is primarily due to the interest related to our Senior Notes, which did not exist in the prior year period.

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
We believe that the presentation of distributable cash flow in this Quarterly Report on Form 10-Q provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable cash flow excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our distributable cash flow may not be comparable to similarly titled measures that other companies may use.

The following table presents a reconciliation of the non-GAAP measures of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measures of net income and net cash provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net Income	$30,282	$29,752	$63,987	$62,992
Depreciation expense	5,443	5,675	11,299	11,346
Interest expense	7,119	1,124	9,608	2,162
EBITDA	42,844	36,551	84,894	76,500
Non-cash unit-based compensation expense	690	367	1,269	650
(Gain) Loss on asset sales	(254)	3,241	2,501	3,914
Adjusted EBITDA	43,280	40,159	88,664	81,064
Less:
Net income attributable to noncontrolling interest	277	761	6,135	3,934
Depreciation expense attributable to noncontrolling interest	674	1,833	2,339	3,663
Other expenses attributable to noncontrolling interest	1,224	112	1,660	194
(Gain) Loss on asset sales attributable to noncontrolling interest	(242)	3,079	2,375	3,718
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CNX Midstream Partners LP	$41,347	$34,374	$76,155	$69,555
Less: cash interest, net to the Partnership	5,573	1,079	7,588	2,079
Less: maintenance capital expenditures, net to the Partnership	4,125	3,715	7,708	7,596
Distributable Cash Flow	$31,649	$29,580	$60,859	$59,880

Net Cash Provided by Operating Activities	$53,674	$42,258	$95,541	$76,434
Interest expense	7,119	1,124	9,608	2,162
(Gain) Loss on asset sales	(254)	3,241	2,501	3,914
Other, including changes in working capital	(17,259)	(6,464)	(18,986)	(1,446)
Adjusted EBITDA	43,280	40,159	88,664	81,064
Less:
Net income attributable to noncontrolling interest	277	761	6,135	3,934
Depreciation expense attributable to noncontrolling interest	674	1,833	2,339	3,663
Other expenses attributable to noncontrolling interest	1,224	112	1,660	194
(Gain) Loss on asset sales attributable to noncontrolling interest	(242)	3,079	2,375	3,718
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CNX Midstream Partners LP	$41,347	$34,374	$76,155	$69,555
Less: cash interest, net to the Partnership	5,573	1,079	7,588	2,079
Less: maintenance capital expenditures, net to the Partnership	4,125	3,715	7,708	7,596
Distributable Cash Flow	$31,649	$29,580	$60,859	$59,880
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $2.1 million and $1.0 million increases in distributable cash flow in the three and six months ended June 30, 2018, respectively, compared to the 2017 periods were primarily attributable to the impact of the Shirley-Penns Acquisition, which was partially offset by an increase in interest expense associated with the issuance of the Senior Notes.

Liquidity and Capital Resources
Liquidity and Financing Arrangements
We have historically satisfied our working capital requirements, funded capital expenditures, acquisitions and debt service obligations, and made cash distributions with cash generated from operations and borrowings under our revolving credit facility. If necessary, we may issue additional equity or debt securities to fund future growth. We believe that cash generated from these sources will continue to be sufficient to meet these needs in the future.
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Six Months Ended June 30,
(in millions)	2018	2017	Change
Net cash provided by operating activities	$95.5	$76.4	$19.1
Net cash used in investing activities	$(35.1)	$(9.4)	$(25.7)
Net cash used in financing activities	$(62.9)	$(68.6)	$5.7
Net cash provided by operating activities increased approximately $19.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The Partnership's consolidated earnings before interest, loss on asset sales, and depreciation increased by $6.6 million in the current year period compared to the prior year period, accounting for part of the increase. Accrued but unpaid interest related to the Senior Notes also had a positive impact of $7.6 million on operating cash flow. The remainder of the increase was the result of working capital adjustments, none of which were individually significant.
Net cash used in investing activities increased compared to the prior year period primarily due to increased capital spending in 2018 relative to 2017, which we expected. Partially offsetting a $18.2 million increase in capital spending compared to the prior year period were sales of long-term assets; however, there was a reduction in the total proceeds from the sale of long-term assets in the current six month period compared to the prior year period, accounting for the remainder of the increase in net cash used in investing activities.
Net cash used in financing activities decreased by approximately $5.7 million in the six month period ended June 30, 2018 compared to the prior year period, despite quarterly distributions to unitholders increasing by approximately $7.3 million in the current year period. The decrease in net cash used in financing activities compared to the prior year period was primarily the result of a decrease in cash remitted to our Sponsor(s) representing their portion of earnings in the Anchor, Growth and Additional Systems. See Item 1. Consolidated Financial Statements, Note 5–Related Party for additional information. In addition, the activities described under Indebtedness below also affected net cash from financing activities, but were not material on a net cash basis.

Indebtedness
Revolving Credit Facility
On March 8, 2018, we entered into a $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the facility by up to an additional $250.0 million. The new revolving credit facility matures on March 8, 2023 and replaced the prior $250.0 million revolving credit facility, which was unsecured. The available borrowing capacity under the revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
Borrowings under the new revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%.
We incurred a total of $1.3 million in interest expense related to both revolving credit facilities (not including amortization of revolver fees) during the six months ended June 30, 2018.

As of June 30, 2018, we had an outstanding balance on our new revolving credit facility of $11.0 million. After giving effect to the limitations on available capacity described in the revolving credit facility agreement, we estimate that we had $494.0 million available for borrowing at June 30, 2018.
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
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.500% per year, which is payable semi-annually in arrears on March 15 and September 15, beginning September 15, 2018. We incurred $7.6 million of interest expense (not including amortization of capitalized bond issue costs) on the Senior Notes during the six months ended June 30, 2018.
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

Capital Expenditures for the Six Months Ended June 30, 2018

	Anchor	Growth	Additional	TOTAL
Capital Investment
Maintenance capital	$8,033	$218	$1,115	$9,366
Expansion capital	30,257	(98)	2,062	32,221
Total Capital Investment	$38,290	$120	$3,177	$41,587

Capital Investment Net to the Partnership
Maintenance capital	$8,033	$11	$56	$8,100
Expansion capital	30,257	(5)	103	30,355
Total Capital Investment Net to the Partnership	$38,290	$6	$159	$38,455
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
Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the general partner interest and the number of common units outstanding as of June 30, 2018.  However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
On July 27, 2018, the board of directors of our general partner declared a cash distribution to our unitholders of $0.3361 per common unit with respect to quarter ended June 30, 2018. The cash distribution will be paid on August 14, 2018 to unitholders of record as of the close of business on August 7, 2018.
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
As of June 30, 2018, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our other Quarterly Reports on Form 10-Q filed with respect to the year ending December 31, 2018, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We generate substantially all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, the producers that are customers of our midstream services are exposed to commodity price risk, and an extended reduction in commodity prices could adversely impact the production volumes available for our midstream services in the future. Although we intend to enter into fee-based gathering agreements with existing or new customers in the future, our efforts to negotiate such terms may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $600.0 million secured revolving credit facility and pay interest at a variable rate. Assuming the June 30, 2018 outstanding balance on our revolving credit facility of $11.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $0.1 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of our general partner, including the principal executive officer and principal financial officer of our general partner, an evaluation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was conducted as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, the chief executive officer and chief financial officer of our general partner have concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Consolidated Financial Statements, Note 12–Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and in our other Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, cash flows or results of operations.
There have been no material changes from the risk factors previously disclosed by the Partnership.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
On March 16, 2018, in connection with the Shirley-Penns Acquisition, we entered into Amendment No. 1 (“Amendment No. 1”) to our January 3, 2018 gathering agreement with CNX Gas (the “CNX Gas GGA”) to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns system through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas rate under the CNX Gas GGA for all natural gas we gather up to a specified amount per day through December 31, 2031.
On May 2, 2018, we entered into the Second Amendment (“Amendment No. 2”) to the CNX Gas GGA to, among other things, increase the MVC under the CNX Gas GGA to include volumes associated with the Majorsville Area, which consists of acreage located in Greene and Washington Counties, Pennsylvania and Marshall County, West Virginia.
On May 15, 2018, we entered into the Third Amendment (“Amendment No. 3”) to the CNX Gas GGA to, among other things, authorize the Partnership to enroll and participate in certain demand response programs for the benefit of CNX Gas in order to lower CNX Gas’ electricity costs related to the services that we provide under the CNX Gas GGA.
The foregoing descriptions of Amendment No. 1, Amendment No. 2 and Amendment No. 3 are each qualified in their entirety by reference to the full text of the respective amendment, a copy of each of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3, respectively, and the full text of the CNX Gas GGA, a copy of which is filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed on January 3, 2018.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
10.1†
First Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of March 16, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement), filed herewith.

10.2†
Second Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 2, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement), filed herewith.

10.3†
Third Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 15, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement), filed herewith.

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
† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 2, 2018.

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