Form 10-Q
period 2018-09-30
CNX Midstream Partners LP
filed 2018-10-30
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of October 30, 2018, CNX Midstream Partners LP had 63,639,677 common units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Gathering revenue — related party	$41,022	$32,699	$116,328	$147,324
Gathering revenue — third party	19,946	23,959	69,523	24,826
Total Revenue	60,968	56,658	185,851	172,150
Expenses
Operating expense — related party	5,131	6,324	14,645	21,041
Operating expense — third party	4,870	6,332	20,744	18,922
General and administrative expense — related party	3,060	2,666	10,292	8,212
General and administrative expense — third party	1,771	1,042	6,639	3,267
Loss on asset sales	—	—	2,501	3,914
Depreciation expense	5,306	5,629	16,605	16,975
Interest expense	7,255	1,197	16,863	3,359
Total Expense	27,393	23,190	88,289	75,690
Net Income	33,575	33,468	97,562	96,460
Less: Net (loss) income attributable to noncontrolling interest	(64)	4,554	6,071	8,488
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$33,639	$28,914	$91,491	$87,972

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$33,639	$28,914	$91,491	$87,972
Less: General partner interest in net income, including incentive distribution rights	3,697	1,504	8,752	3,938
Limited partner interest in net income	$29,942	$27,410	$82,739	$84,034

Net income per limited partner unit - basic	$0.47	$0.43	$1.30	$1.32
Net income per limited partner unit - diluted	$0.47	$0.43	$1.30	$1.32

Limited partner units outstanding - basic	63,638	63,588	63,633	63,580
Limited partner unit outstanding - diluted	63,709	63,645	63,682	63,631

Cash distributions declared per unit (*)	$0.3479	$0.3025	$1.0085	$0.8768

(*)	Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 15.

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$950	$3,194
Receivables — related party (Note 6)	15,053	13,104
Receivables — third party (Note 6)	7,185	8,251
Other current assets	2,623	2,169
Total Current Assets	25,811	26,718
Property and Equipment (Note 7):
Property and equipment	926,179	972,841
Less — accumulated depreciation	77,343	73,563
Property and Equipment — Net	848,836	899,278
Other assets (Note 8)	3,404	593
TOTAL ASSETS	$878,051	$926,589

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$53,391	$23,602
Accounts payable — related party (Note 9)	4,427	2,376
Total Current Liabilities	57,818	25,978
Other Liabilities:
Revolving credit facility (Note 10)	44,000	149,500
Long-term debt (Note 11)	392,978	—
Total Liabilities	494,796	175,478
Partners’ Capital:
Common units (63,638,327 units issued and outstanding at September 30, 2018 and 63,588,152 units issued and outstanding at December 31, 2017)	304,463	389,427
General partner interest	9,803	4,328
Partners’ capital attributable to CNX Midstream Partners LP	314,266	393,755
Noncontrolling interest	68,989	357,356
Total Partners’ Capital	383,255	751,111
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$878,051	$926,589

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(in thousands)
(unaudited)

	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2017	$389,427	$4,328	$393,755	$357,356	$751,111

Net income	82,739	8,752	91,491	6,071	97,562
(Distributions to) contributions from general partner and noncontrolling interest holders, net	—	20	20	(3,525)	(3,505)
Quarterly distributions to unitholders	(61,963)	(6,402)	(68,365)	—	(68,365)
Acquisition of Shirley-Penns System	(153,587)	—	(153,587)	(111,413)	(265,000)
HG Energy Transaction	46,420	—	46,420	(179,500)	(133,080)
Noncash contribution of assets held by general partner	—	3,105	3,105	—	3,105
Unit-based compensation	1,775	—	1,775	—	1,775
Vested units withheld for unitholder taxes	(348)	—	(348)	—	(348)
Balance at September 30, 2018	$304,463	$9,803	$314,266	$68,989	$383,255

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$97,562	$96,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	17,729	17,101
Unit-based compensation	1,775	899
Loss on long-term asset sales	2,501	3,914
Other	388	680
Changes in assets and liabilities:
Receivables — related party	(1,949)	10,637
Receivables — third party	1,066	(7,759)
Other current and non-current assets	4	588
Accounts payable and other accrued liabilities	10,058	(1,874)
Accounts payable — related party	2,073	(6,009)
Net Cash Provided by Operating Activities	131,207	114,637

Cash Flows from Investing Activities:
Capital expenditures	(85,828)	(34,905)
Proceeds from sale of assets	6,462	21,531
Net Cash Used in Investing Activities	(79,366)	(13,374)

Cash Flows from Financing Activities:
Distributions to general partner and noncontrolling interest holders, net	(3,505)	(36,890)
Vested units withheld for unitholder taxes	(348)	(411)
Quarterly distributions to unitholders	(68,365)	(56,544)
Net payments on unsecured $250.0 million credit facility	(149,500)	(10,000)
Net borrowings on secured $600.0 million credit facility	44,000	—
Proceeds from issuance of long-term debt, net of discount	394,000	—
Debt issuance costs	(5,367)	—
Acquisition of Shirley-Penns System	(265,000)	—
Net Cash Used in Financing Activities	(54,085)	(103,845)

Net Decrease in Cash	(2,244)	(2,582)
Cash at Beginning of Period	3,194	6,421
Cash at End of Period	$950	$3,839

Cash paid during the period for:
Interest	$14,562	$3,352

Noncash investing activities:
Property and equipment in current liabilities	$29,907	$5,691
The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS
CNX Midstream Partners LP (the “Partnership”, or “we”, “us”, or “our”) is a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (the “general partner”), a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX” or “CNX Resources”).
On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), an indirect wholly owned subsidiary of CNX, acquired from NBL Midstream, LLC (“NBL Midstream”), a wholly owned subsidiary of Noble Energy, Inc. (“Noble Energy”), NBL Midstream’s 50% membership interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “General Partner Transaction”). As a result of the General Partner Transaction, CNX owns 100% of the membership interest in CNX Gathering and is the sole sponsor of the Partnership. Accordingly, we may refer to CNX as the “Sponsor” throughout this Quarterly Report on Form 10-Q.
Following the General Partner Transaction, Noble Energy owned 21,692,198 common units representing limited partner interests in the Partnership (the “Retained Units”). However, Noble Energy successfully completed an underwritten public offering of 7,475,000 of its Retained Units on June 29, 2018 and executed private securities sale agreements with multiple buyers for the remaining 14,217,198 Retained Units on September 26, 2018. The Partnership did not receive any proceeds as a result of either sale of the Retained Units.
As of September 30, 2018, Noble Energy had no remaining interests in Retained Units.
Description of Business
Our midstream operations currently consist of two operating segments that we refer to as our “Anchor Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, which includes our four primary midstream systems (the McQuay System, the Majorsville System, the Mamont System and the Shirley-Penns System) and related assets.

•
Our Additional Systems, in which the Partnership owns a 5% controlling interest, include several gathering systems primarily located in the wet gas regions of our dedicated acreage. Revenues are currently primarily derived from the Pittsburgh Airport area. The substantial majority of capital investment in these systems would be funded by CNX in proportion to CNX Gathering’s 95% retained ownership interest.

As a result of the May 2018 CNX and HG Energy Transactions described below, the Partnership distributed its ownership interests in what we referred to as our “Growth Systems”, which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and in the Moundsville area assets to CNX Gathering. CNX Gathering subsequently transferred these assets to HG Energy.
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
Transactions with our Sponsor and HG Energy II Appalachia, LLC
On May 3, 2018, we announced a strategic transaction with our Sponsor, pursuant to which we amended our gas gathering agreement (“GGA”) with CNX to provide for the following (collectively, the “CNX Transactions”):

•	Dedication to the Partnership of approximately 16,100 additional Utica acres in our Anchor Systems;

•	Commitment to develop 40 additional wells in the Anchor Systems by 2023, subject to the terms of the GGA;

•	Contribution to the Anchor Systems of a 20” high pressure pipeline in addition to a one-time payment to us of approximately $2.0 million in cash; and

•
Distribution of our 5% interest in the Growth Systems and related assets, as well as our 5% interest in the Moundsville midstream assets that were a part of the Additional Systems, to CNX Gathering, which subsequently transferred these assets to HG Energy II Appalachia, LLC (“HG Energy”).

On May 3, 2018, we also announced a strategic transaction with HG Energy, pursuant to which we amended our GGA with HG Energy to provide for the following (collectively, the “HG Energy Transaction”):

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
Following the CNX and HG Energy Transactions, the aggregate number of well commitments in the Anchor Systems to the Partnership by CNX and HG Energy, collectively, increased from 140 wells over the course of the next five years to 192 wells. The non-cash distribution of our interests in these assets to CNX Gathering resulted in a reduction to property and equipment, net of $133.1 million, a reduction in noncontrolling interests of $179.5 million and an increase to partners’ capital of $46.4 million. At September 30, 2018, the Partnership has no remaining interests in the Growth Systems or the Moundsville area assets that were historically included within the Additional Systems.
Acquisition of Shirley-Penns System
At December 31, 2017, CNX Gathering owned a 95% noncontrolling interest, while the Partnership owned the remaining 5% controlling interest, in the Additional Systems, which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”).
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
At September 30, 2018, the Partnership owns a 100% controlling interest in the Shirley-Penns System. The Additional Systems continue to hold several other gathering systems in which the Partnership owns a 5% controlling interest.

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
Principles of Consolidation
During the periods presented in this Quarterly Report on Form 10-Q, the consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems. Although the Partnership has less than a 100% economic interest in the Growth and

Additional Systems in the periods presented, each is consolidated fully with the results of the Partnership. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflects only that portion of net income that is attributable to the Partnership’s unitholders. During the second quarter of 2018, the Partnership distributed its interests in the Growth Systems and the Moundsville area assets of the Additional Systems in connection with the HG Energy Transaction.
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
We may take advantage of the aforementioned reporting exemptions until September 30, 2019 or until we lose our status as an emerging growth company, which would happen if any of the following were to occur:

•	we have more than $1.0 billion of gross revenues in the year ending December 31, 2018;

•	the limited partner interests held by non-affiliates have a market value of more than $700 million as of June 30, 2018, which determination shall be made as of December 31, 2018; or

•	we issue more than $1.0 billion of non-convertible debt over a three-year period.
Based on the above criteria, we will not be an emerging growth company as of December 31, 2018, as the market value of limited partner interests held by non-affiliates was in excess of $700 million at June 30, 2018. Accordingly, among other things, we will be required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ending December 31, 2018.
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

Substantially all of our revenues are derived from contracts with CNX and HG Energy that have terms of greater than one year. Under these contracts, the interruptible gathering of each unit of natural gas represents a separate performance obligation.
For revenue associated with the Shirley-Penns System, our only contract with terms that are greater than one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $415.8 million at September 30, 2018. We expect to recognize revenue of $7.1 million and $28.8 million, respectively, during the remainder of the years ending December 31, 2018 and December 31, 2019. The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of September 30, 2018, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the quarters and nine months ended September 30, 2018 and 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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
Classification
The fees we charge our affiliates, including our Sponsor, are recorded in gathering revenue — related party in our consolidated statements of operations. Related party fees also included those charged to Noble Energy through June 28, 2017, the date which it sold its Appalachian Basin assets to HG Energy (the “Noble Energy Asset Sale”). Fees from midstream services we perform for HG Energy, and any other third party shipper, are recorded in gathering revenue — third party in our consolidated statements of operations.
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
There were no reserves for uncollectable amounts at September 30, 2018 or December 31, 2017.
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
We estimate the fair value of our long-term debt, which is not actively traded, using a standard industry income approach model that utilizes a discount rate based on market rates for other debt with similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $398.5 million at September 30, 2018.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of September 30, 2018 and December 31, 2017, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at September 30, 2018 or December 31, 2017.

Variable Interest Entities

Each of the Anchor and Additional Systems, and our former Growth Systems, is a limited partnership (the “Limited Partnerships”) and a variable interest entity (“VIE”). These VIEs correspond with the manner in which we report our segment information in Note 13–Segment Information, which also includes information regarding the Partnership’s involvement with each of these VIEs and their relative contributions to our financial position, operating results and cash flows.

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
We have finalized a project plan, performed an initial assessment of all agreements covered under the standard and have begun implementing changes to our information systems and internal controls. We are still assessing the impact to our consolidated financial statements as well as planning for adoption and implementation of this standard, which includes applying practical expedients provided in the standards update that allow, among other things, for contracts that commenced prior to the adoption to not be reassessed. We also anticipate to elect a policy not to recognize right of use assets and lease liabilities related to short-term leases.

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
Beginning with the distribution that was approved by the Board of Directors of the Partnership’s general partner (the “Board of Directors”) for the earnings period ended March 31, 2018, our quarterly distributions have been in excess of the maximum Third Target Distribution, or $0.31875 per common unit.
Cash Distributions
The Board of Directors declared the following cash distributions to the Partnership’s common and subordinated unitholders (through September 30, 2017) and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Total Quarterly Distribution Per Unit	Total Quarterly Cash Distribution	Date of Distribution
Year ended December 31, 2017
March 31	$0.2821	$18,842	May 15, 2017
June 30	0.2922	19,698	August 14, 2017
September 30	0.3025	20,573	November 14, 2017
December 31	0.3133	21,489	February 14, 2018

Year ending December 31, 2018
March 31	$0.3245	$22,700	May 15, 2018
June 30	0.3361	24,176	August 14, 2018

See Note 4–Net Income per Limited Partner Unit and General Partner Interest for information regarding the conversion of subordinated units to common units on November 14, 2017. See Note 15–Subsequent Events for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended September 30, 2018.

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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 2,865 and 29,356 phantom units that were not included in the calculation for the three and nine months ended September 30, 2018, respectively, because the effect would have been antidilutive. There were also 46,976 and 53,650 phantom units that were not included in the calculation for the three and nine months ended September 30, 2017, respectively, because the effect would have been antidilutive.
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit information)	2018	2017	2018	2017
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$33,639	$28,914	$91,491	$87,972
Less: General partner interest in net income, including incentive distribution rights	3,697	1,504	8,752	3,938
Limited partner interest in net income	$29,942	$27,410	$82,739	$84,034

Net income allocable to common units — basic and diluted	$29,942	$14,840	$82,739	$45,492
Net income allocable to subordinated units — basic and diluted	—	12,570	—	38,542
Limited partner interest in net income — basic and diluted	$29,942	$27,410	$82,739	$84,034

Weighted average limited partner units outstanding — Basic
Common units	63,638	34,425	63,633	34,417
Subordinated units	—	29,163	—	29,163
Total	63,638	63,588	63,633	63,580

Weighted average limited partner units outstanding — Diluted
Common units	63,709	34,482	63,682	34,468
Subordinated units	—	29,163	—	29,163
Total	63,709	63,645	63,682	63,631

Net income per limited partner unit — Basic
Common units	$0.47	$0.43	$1.30	$1.32
Subordinated units	—	0.43	—	1.32
Total	$0.47	$0.43	$1.30	$1.32

Net income per limited partner unit — Diluted
Common units	$0.47	$0.43	$1.30	$1.32
Subordinated units	—	0.43	—	1.32
Total	$0.47	$0.43	$1.30	$1.32

NOTE 5 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, we engage in related party transactions with CNX (and certain of its subsidiaries) and CNX Gathering, which include the fees we charge and revenues we receive under a fixed fee gathering agreement (including electrically-powered compression CNX reimburses to us) and our reimbursement of certain expenses to CNX under several agreements, discussed below. In addition, we may waive or modify certain terms under these arrangements in the ordinary course of business, including the provisions of the fixed fee gathering agreement, when we determine it is in the best interests of the Partnership to do so. Any such transactions are reviewed by the board of directors of our general partner, with oversight, as our board of directors deems necessary, by our conflicts committee.
We also engaged in related party transactions with Noble Energy during the three and nine months ended September 30, 2017, which primarily included the fees we charged and revenues we received under our fixed fee gathering agreement with Noble Energy. Related party revenues and related party expenses are presented as separate captions within our consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.
During the nine months ended September 30, 2018, the Partnership closed on the Shirley-Penns Acquisition for cash consideration in the amount of $265.0 million and on the CNX and HG Energy Transactions. See Note 1–Description of Business for additional information.
Operating expense and general and administrative expense – related party are derived from CNX in the three and nine months ended September 30, 2018 and from CNX and Noble Energy in the three and nine months ended September 30, 2017 and consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Operational services — CNX	$3,266	$4,255	$9,358	$10,442
Electrical compression	1,865	2,069	5,287	10,599
Total Operating Expense — Related Party	$5,131	$6,324	$14,645	$21,041

CNX	$3,060	$2,533	$10,292	$7,774
Noble Energy	—	133	—	438
Total General and Administrative Expense — Related Party	$3,060	$2,666	$10,292	$8,212
In addition to the aforementioned transactions, throughout the nine months ended September 30, 2018 and 2017, CNX and Noble Energy, through their ownership of CNX Gathering in the applicable periods, also regularly reimbursed the Partnership for capital expenditures, initially funded by the Partnership, in proportion to CNX Gathering's noncontrolling ownership interests in the Growth and Additional Systems. We also distributed to CNX and Noble Energy amounts related to their noncontrolling ownership interest, in the applicable periods, in the earnings of the Growth and Additional Systems as well as proceeds from sales of any assets in which CNX and Noble Energy had ownership interests through their membership in CNX Gathering. This activity is recorded in the caption “Distributions to general partner and noncontrolling interest holders, net” in the consolidated statements of partners' capital and noncontrolling interest and of cash flows.
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

The omnibus agreement will remain in full force and effect throughout the period in which CNX Gathering controls our general partner. If CNX Gathering ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
Gathering Agreements
2018 Gathering Agreements and Amendments
On January 3, 2018, we entered into the Second Amended and Restated GGA, which is a 20-year, fixed-fee gathering agreement with CNX Gas that amended and restated the previous gathering agreement with CNX Gas in its entirety. Although the fees for services we provide in the Marcellus Shale for existing wells that were covered under the prior agreement (discussed below) remain unchanged in the new agreement, the Second Amended and Restated GGA also dedicates an additional 63,000 acres in the Utica Shale in and around the McQuay and Wadestown areas and introduces the following gas gathering and compression rates:

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
On March 16, 2018, in connection with the Shirley-Penns Acquisition, we amended the Second Amended and Restated GGA to add an MVC on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the GGA for all natural gas we gather up to a specified amount per day through December 31, 2031.

We expect to recognize at least the following amounts or revenue throughout the term of the MVC:

Revenue under MVC (in millions)
Remainder of year ending December 31, 2018	$7.1
Year ending December 31, 2019	28.8
Year ending December 31, 2020	34.7
Year ending December 31, 2021	40.8
Year ending December 31, 2022	47.8
Remainder of term	256.6
Total revenue to be recognized under Shirley-Penns contract through December 31, 2031	$415.8
For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.35 per MMBtu in 2018, which will escalate by 2.5% on an annual basis beginning January 1, 2019.
On May 2, 2018, we completed the CNX Transactions, pursuant to which we amended the Second Amended and Restated GGA. The amended agreement commits CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems through 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:
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
HG Energy is currently not a related party of the Partnership; accordingly, the focus of the following disclosure is on current and historical related party transactions, which do not include transactions with HG Energy. Our fees for gathering services, throughout 2018, are based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we will receive a fee of $0.431 per MMBtu.

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that requires downstream processing, or wet gas, we will receive:

◦	a fee of $0.296 per MMBtu in the Moundsville area (Marshall County, West Virginia) and in the Pittsburgh International Airport area; and

◦	a fee of $0.593 per MMBtu for all other areas in the dedication area.

•	For the services we provide with respect to natural gas from the Utica Shale formation, we will receive a weighted average rate of $0.15 per MMBtu.

•	Our fees for condensate services will be $5.38 per Bbl in the Majorsville area and $2.693 per Bbl in the Moundsville area.

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
Registration Rights Agreement
On January 3, 2018, in connection with the closing of the General Partner Transaction, the Partnership entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Noble Energy relating to the registered resale of common units that Noble Energy acquired in connection with the IPO and upon conversion of subordinated units representing limited partner interests in the Partnership (collectively, the “Registrable Securities”). Pursuant to the Registration Rights Agreement, the Partnership filed a registration statement for the registered resale of the Registrable Securities.
Under the terms of the Registration Rights Agreement, Noble Energy executed an underwritten public offering of 7,475,000 of its common units in the Partnership on June 29, 2018. On September 26, 2018, Noble Energy completed the sale of its remaining 14,217,198 Retained Units, representing all of its remaining ownership of the Partnership.
See Note 1–Description of Business for additional information.

NOTE 6 — RECEIVABLES
Receivables consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Receivables - related party
CNX	$14,772	$12,801
CNX Gathering	281	303
Receivables - related party	$15,053	$13,104

Receivables - third party	7,185	8,251
Total receivables	$22,238	$21,355

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017	Estimated Useful Lives in Years
Land	$51,205	$76,130	N/A
Gathering equipment	590,120	662,595	25 — 40
Compression equipment	179,177	180,038	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	74,698	23,099	N/A
Total Property and Equipment	$926,179	$972,841

Less: Accumulated depreciation
Gathering equipment	$54,640	$53,544
Compression equipment	16,950	14,886
Processing equipment	5,753	5,133
Total Accumulated Depreciation	$77,343	$73,563

Property and Equipment, Net	$848,836	$899,278

NOTE 8 — OTHER ASSETS

Other assets consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Pipe stock	$—	$392
Financing fees	3,140	122
Other	264	79
Total Other Assets	$3,404	$593
On March 8, 2018, the Partnership entered into a $600.0 million secured revolving credit facility. In connection with the new credit facility, the Partnership recorded approximately $4.6 million in deferred financing fees, of which approximately $0.9 million is classified as a current asset. See Note 10–Revolving Credit Facility.

NOTE 9 — ACCOUNTS PAYABLE — RELATED PARTY
Related party payables consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
CNX Resources:
Expense reimbursements	$1,126	$780
Capital expenditures reimbursements	24	83
General and administrative services	3,277	1,458
Total due to CNX Resources	4,427	2,321

Noble Energy:
General and administrative services	—	55
Total due to Noble Energy	—	55

Total Accounts Payable — Related Party	$4,427	$2,376

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
In addition, the Partnership is obligated to maintain at the end of each fiscal quarter:

•	a maximum total leverage ratio of no greater than between 4.75 to 1.00 ranging to no greater than 5.50 to 1.00 in certain circumstances;

•	a maximum secured leverage ratio of no greater than 3.50 to 1.00; and

•	a minimum interest coverage ratio of no less than 2.50 to 1.00.

The Partnership was in compliance with all financial covenants at September 30, 2018.
On September 30, 2018, the Partnership’s balance on the revolving credit facility was $44.0 million at an interest rate of 3.97%. After giving effect to the limitations on available capacity described in the revolving credit facility agreement, we estimate that the Partnership had approximately $497.0 million available for borrowing at September 30, 2018.
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
The Partnership’s long-term debt consisted of the following as of September 30, 2018:

Balance
Senior Notes due March 2026 at 6.5%	$400,000
Less: Unamortized debt issuance costs	1,459
Less: Unamortized bond discount	5,563
Long-term debt	$392,978

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

Leases
We have entered into various non-cancelable operating leases, primarily related to compression facilities. Future minimum lease payments under operating leases as of September 30, 2018 are as follows:

(in thousands)	Minimum Lease Payments
Period from October 1, 2018 through December 31, 2018	$1,646
Year ending December 31, 2019	6,364
Year ending December 31, 2020	4,595
$12,605
Rental expense under operating leases was $1.8 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively. Rental expense under operating leases was $5.8 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively. These expenses are included within operating expense - third party in our consolidated statements of operations.
NOTE 13 — SEGMENT INFORMATION
Operating segments are the revenue-producing components of a company for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Prior to the CNX and HG Energy Transactions, the Partnership had three operating segments, which also represented its reportable segments - the Anchor Systems, Growth Systems and Additional Systems, each of which does business entirely within the United States of America. See Note 1–Description of Business for additional information.
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
In connection with the CNX and HG Energy Transactions, the Partnership distributed its 5% interest in the Growth Systems and related assets as well as its 5% interest in the Moundsville area midstream assets, which were previously a part of the Additional Systems, to CNX Gathering, which transferred these assets to HG Energy. Because the Growth Systems and Moundsville area of the Additional Systems had activity for all of 2017 and through May 2, 2018, we will continue to present consistent segment information with regards to this transaction throughout the year ending December 31, 2018 for comparative purposes.

Segment results for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gathering Revenue:
Anchor Systems	$58,457	$51,515	$171,231	$154,409
Growth Systems	—	1,967	2,572	6,210
Additional Systems	2,511	3,176	12,048	11,531
Total Gathering Revenue	$60,968	$56,658	$185,851	$172,150

Net Income (Loss):
Anchor Systems	$33,643	$32,601	$96,777	$94,981
Growth Systems	—	(366)	379	87
Additional Systems	(68)	1,233	406	1,392
Total Net Income	$33,575	$33,468	$97,562	$96,460

Depreciation Expense:
Anchor Systems	$4,889	$4,257	$14,092	$12,654
Growth Systems	—	556	748	1,644
Additional Systems	417	816	1,765	2,677
Total Depreciation Expense	$5,306	$5,629	$16,605	$16,975

Capital Expenditures for Segment Assets:
Anchor Systems	$42,247	$10,614	$80,537	$32,988
Growth Systems	—	114	120	935
Additional Systems	1,994	762	5,171	982
Total Capital Expenditures	$44,241	$11,490	$85,828	$34,905
Segment assets as of the dates presented were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Segment Assets
Anchor Systems	$790,246	$694,942
Growth Systems	—	92,659
Additional Systems	87,805	138,988
Total Segment Assets	$878,051	$926,589

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

The following table presents phantom unit activity during the nine month period ended September 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2017	134,153	$16.40
Granted	135,809	19.17
Vested	(71,119)	16.66
Forfeited	(22,077)	16.58
Total awarded and unvested at September 30, 2018	176,766	$18.34
The Partnership accounts for phantom units as equity awards and records compensation expense on a straight line basis over the vesting period based on the fair value of the awards at their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.5 million and $0.2 million of compensation expense related to phantom units for the three months ended September 30, 2018 and 2017, respectively, and $1.8 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively, which was included in general and administrative expense - related party in the consolidated statements of operations.
At September 30, 2018, the unrecognized compensation related to all outstanding awards was $1.9 million, which is expected to be recognized over the following two and a half years.

NOTE 15 — SUBSEQUENT EVENTS
On October 18, 2018, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the third quarter of 2018 of $0.3479 per common unit. The cash distribution will be paid on November 13, 2018 to unitholders of record at the close of business on November 5, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CNX Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “forward-looking statements” below and those discussed in the section entitled “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Reports on Form 10-Q, filed subsequent to that Annual Report on Form 10-K. In this Item 2, all references to “we,” us,” “our,” the “Partnership,” “CNXM,” or similar terms refer to CNX Midstream Partners LP and its subsidiaries.
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
Year to Date and Third Quarter Highlights
CNX Resources’ Acquisition of General Partner
On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), an indirect wholly owned subsidiary of CNX, acquired from NBL Midstream, LLC (“NBL Midstream”), a wholly owned subsidiary of Noble Energy, Inc. (“Noble Energy”), NBL Midstream’s 50% interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “General Partner Transaction”).
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
In connection with the Shirley-Penns Acquisition, we amended our January 3, 2018 gathering agreement with CNX Gas to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns system through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the gas gathering agreement (“GGA”) (with a 2.5% annual escalation factor) for all natural gas we gather up to a specified amount per day through December 31, 2031. For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.35 per MMBtu in 2018, which will escalate by 2.5% on an annual basis beginning January 1, 2019.
Transactions with our Sponsor and HG Energy II Appalachia, LLC
On May 2, 2018, we announced strategic transactions with our Sponsor and HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which we amended our GGAs with each of CNX and HG Energy (collectively the “CNX and HG Energy Transactions”). We believe these transactions strengthen our asset portfolio and outlook, the key terms of which are outlined below:

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

•
In exchange for the incremental Utica acreage dedication, minimum well commitments, and high-pressure pipeline with third-party revenue, we distributed our 5% controlling interest in the midstream assets of the Growth Systems, which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and the Moundsville midstream assets located within the Additional Systems, to affiliates of our Sponsor, which it subsequently transferred to HG Energy, and released acreage from dedication discussed above; and

•
The transaction with HG Energy also includes an amended GGA in the Anchor Systems, which we believe provides us with more control over operating strategies and expansion in the Anchor Systems. In addition, we will no longer be obligated to provide gathering services or make capital investments in the Growth Systems and the Moundsville midstream assets.

Following the CNX and HG Energy Transactions, the aggregate number of well commitments to the Partnership’s Anchor Systems by CNX and HG Energy, collectively, increased from 140 well connections over the course of the next five years to 192 well connections. HG Energy also continues to be one of our significant customers, and we will continue to gather its existing production as well as the production from its aforementioned 12 commitment wells in the Anchor Systems, when brought online, at gathering fees pursuant to its GGA. See Item 1. Consolidated Financial Statements, Note 1–Description of Business for additional information.
Our GGAs with CNX and HG Energy include acreage dedications of approximately 348,000 aggregate net acres, subject to the release provisions set forth therein.
Financial Highlights
The Partnership continued its solid financial performance in the quarter ended September 30, 2018. Comparative results net to the Partnership, with the exception of operating cash flows, which is shown on a gross consolidated basis, were as follows for the quarters ended September 30, 2018 and 2017, respectively:

•	Net income of $33.6 million as compared to $28.9 million;

•	Cash provided by operating activities of $35.7 million as compared to $38.2 million;

•	Adjusted EBITDA (non-GAAP) of $45.0 million as compared to $34.2 million; and

•	Distributable cash flow (non-GAAP) of $35.0 million as compared to $29.4 million.
For a discussion of why the above metrics are important to management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Non-GAAP Financial Measures” on page 31 of this Quarterly Report on Form 10-Q.
Quarterly Cash Distribution
The Partnership declared a cash distribution to its unitholders of $0.3479 per unit on October 18, 2018, which represents a 3.5% increase from the second quarter 2018 distribution of $0.3361 per unit and a 15.0% increase from the third quarter 2017 distribution of $0.3025 per unit.

Factors Affecting the Comparability of Our Financial Results

Our results of operations, net to the Partnership, include 100% of the Shirley-Penns System beginning on March 16, 2018, the date the Shirley-Penns Acquisition was consummated. However, our results of operations for the nine months ended September 30, 2017 and for the days in the current nine month period prior to March 16, 2018, net to the Partnership, include only 5% of the earnings of the Shirley-Penns System.
As of May 2, 2018, the date that the CNX and HG Energy Transactions were consummated, the Partnership has no remaining interest in the Growth Systems or in the Moundsville area of the Additional Systems. Total revenues associated with the Growth Systems and the Moundsville area were approximately $6.6 million for the period from January 1, 2018 through May 2, 2018.

Results of Operations
Quarter Ended September 30, 2018 Compared to the Quarter Ended September 30, 2017

	Quarter Ended September 30,
	2018	2017	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$41,022	$32,699	$8,323	25.5%
Gathering revenue — third party	19,946	23,959	(4,013)	(16.7)%
Total Revenue	60,968	56,658	4,310	7.6%
Expenses
Operating expense — related party	5,131	6,324	(1,193)	(18.9)%
Operating expense — third party	4,870	6,332	(1,462)	(23.1)%
General and administrative expense — related party	3,060	2,666	394	14.8%
General and administrative expense — third party	1,771	1,042	729	70.0%
Depreciation expense	5,306	5,629	(323)	(5.7)%
Interest expense	7,255	1,197	6,058	506.1%
Total Expense	27,393	23,190	4,203	18.1%
Net Income	$33,575	$33,468	$107	0.3%
Less: Net (loss) income attributable to noncontrolling interest	(64)	4,554	(4,618)	(101.4)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$33,639	$28,914	$4,725	16.3%

Operating Statistics - Gathered Volumes for the Quarter Ended September 30, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	689	—	3	692
Wet Gas (BBtu/d) [2]	536	—	87	623
Other (BBtu/d) [3]	85	—	—	85
Total Gathered Volumes [1]	1,310	—	90	1,400

Operating Statistics - Gathered Volumes for the Quarter Ended September 30, 2017

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	562	45	5	612
Wet Gas (BBtu/d) [2]	473	4	109	586
Other (BBtu/d) [3]	6	—	2	8
Total Gathered Volumes [1]	1,041	49	116	1,206
1 On March 16, 2018, the Partnership, through its 100% interest in the Anchor Systems, consummated the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and production related to the Shirley-Penns System. However, in accordance with ASC 280 - Segment Reporting, information is reported in the tables above, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2017. See “Acquisition of Shirley-Penns System” above.
2 Classification as dry or wet is based upon the shipping destination of the related volumes. Because our customers have the option to ship a portion of their natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, volumes may be classified as “wet” in one period and as “dry” in the comparative period. Although there were no such instances in the periods presented above, this remains a possibility in future periods.
3 Includes condensate handling and third-party volumes under high-pressure short-haul agreements.

Revenue
Our revenue typically increases or decreases as our customers’ production on our dedicated acreage increases or decreases. Because we charge a higher fee for natural gas that is shipped through our wet system than through our dry system, our revenue can also be impacted by the relative mix of gathered volumes by area, which may vary dependent upon our customers’ elections as to where to deliver their produced volumes, which may change dynamically depending on the most current commodity prices at the time of shipment.
Total revenue increased 7.6% to approximately $61.0 million for the three months ended September 30, 2018 compared to approximately $56.7 million for the three months ended September 30, 2017, while gathered volumes increased 16.1% in the current quarter compared to the prior year quarter. The volume increase was primarily due to an 80 BBtu/d increase in dry natural gas gathered when compared to the prior year quarter, which was primarily due to increased well connections throughout 2018. Increases in gathered volumes were partially offset by decreases related to volumes no longer gathered pursuant to the HG Energy Transaction, which accounted for $2.4 million in total revenues in the 2017 quarter.
During the quarter ended September 30, 2018, HG Energy accounted for substantially all of our third party revenues. During the quarter ended September 30, 2017, substantially all of our revenues were derived from CNX and Noble Energy. Noble Energy was one of our Sponsors prior to the General Partner Transaction.
Operating Expense
Total operating expenses were approximately $10.0 million in the current quarter compared to approximately $12.7 million in the prior year quarter. Included in total operating expense was electrically-powered compression expense of $3.6 million for the three months ended September 30, 2018 compared to $4.1 million for the three months ended September 30, 2017, which was reimbursed by our customers pursuant to our GGAs. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 25.6% in the current quarter compared to the prior year quarter, primarily as a result of continued adherence to operating cost control measures implemented by our operations team over the past few years coupled with a prior year quarter lease expiration did not recur in the current quarter.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $4.8 million in the current quarter compared to approximately $3.7 million in the prior year quarter. The quarter over quarter increase primarily related to increased legal and other professional costs incurred to support current year initiatives and increased throughput.
Depreciation Expense
We depreciate our property and equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $5.3 million in the three months ended September 30, 2018 compared to approximately $5.6 million in the three months ended September 30, 2017. The decrease in depreciation expense was primarily attributable to the HG Energy Transaction that we completed in the second quarter of 2018, pursuant to which we distributed our interests in the Growth Systems and the Moundsville midstream assets in the Additional Systems to CNX Gathering, an affiliate of our Sponsor.
Interest Expense
Interest expense is comprised of interest on our Senior Notes as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $7.3 million for the three months ended September 30, 2018 compared to approximately $1.2 million for the three months ended September 30, 2017. The increase in interest expense was primarily due to the interest associated with the Senior Notes, which were issued in March 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$116,328	$147,324	$(30,996)	(21.0)%
Gathering revenue — third party	69,523	24,826	44,697	180.0%
Total Revenue	185,851	172,150	13,701	8.0%
Expenses
Operating expense — related party	14,645	21,041	(6,396)	(30.4)%
Operating expense — third party	20,744	18,922	1,822	9.6%
General and administrative expense — related party	10,292	8,212	2,080	25.3%
General and administrative expense — third party	6,639	3,267	3,372	103.2%
Loss on asset sales	2,501	3,914	(1,413)	(36.1)%
Depreciation expense	16,605	16,975	(370)	(2.2)%
Interest expense	16,863	3,359	13,504	402.0%
Total Expense	88,289	75,690	12,599	16.6%
Net Income	$97,562	$96,460	$1,102	1.1%
Less: Net income attributable to noncontrolling interest	6,071	8,488	(2,417)	(28.5)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$91,491	$87,972	$3,519	4.0%

Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	664	20	11	695
Wet Gas (BBtu/d) [2]	538	2	122	662
Other (BBtu/d) [3]	31	—	9	40
Total Gathered Volumes [1]	1,233	22	142	1,397

Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2017

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	604	48	15	667
Wet Gas (BBtu/d) [2]	451	4	110	565
Other (BBtu/d) [3]	5	—	3	8
Total Gathered Volumes [1]	1,060	52	128	1,240
1 On March 16, 2018, the Partnership, through its 100% interest in the Anchor Systems, consummated the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and production related to the Shirley-Penns System. However, in accordance with ASC 280 - Segment Reporting, information is reported in the tables above, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2017. See “Acquisition of Shirley-Penns System” above.
2 Classification as dry or wet is based upon the shipping destination of the related volumes. Because our customers have the option to ship a portion of their natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, volumes may be classified as “wet” in one period and as “dry” in the comparative period. Although there were no such instances in the periods presented above, this remains a possibility in future periods.
3 Includes condensate handling and third-party volumes under high-pressure short-haul agreements.

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
Total revenue increased approximately 8.0% to $185.9 million for the nine months ended September 30, 2018 compared to approximately $172.2 million for the nine months ended September 30, 2017, while gathered volumes increased approximately 12.7% in the current nine month period compared to the prior year period. The volume increase was primarily due to a 97 BBtu/d increase in wet natural gas gathered when compared to the prior year period, which was primarily the result of increased production within the Shirley-Penns System.
During the nine months ended September 30, 2018, HG Energy accounted for substantially all of our third party revenues. During the nine months ended September 30, 2017, substantially all of our total revenues were derived from CNX and Noble Energy. Noble Energy was one of our Sponsors prior to the General Partner Transaction.
Operating Expense
Total operating expenses were approximately $35.4 million for the nine months ended September 30, 2018 compared to approximately $40.0 million for the nine months ended September 30, 2017. Included in total operating expense was electrically-powered compression expense of $11.6 million for the nine months ended September 30, 2018 compared to $12.7 million for the nine months ended September 30, 2017, which was reimbursed by our customers pursuant to our GGAs. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 12.8% in the current nine month period compared to the prior year period, primarily as a result of continued adherence to operating cost control measures implemented by our operations team over the past few years coupled with prior year lease expirations that did not recur in the current period.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $16.9 million in the current nine month period compared to approximately $11.5 million in the prior year period, or an increase of $5.4 million. The increase is primarily related to costs incurred in connection with the Shirley-Penns Acquisition and HG Energy Transaction as well as to support increased throughput.
Loss on Asset Sales
During the nine month period ended September 30, 2018, the Partnership sold property and equipment with a carrying value of $8.6 million to an unrelated third party for $5.8 million in cash proceeds, which resulted in a loss of $2.8 million. The loss was partially offset by a gain on the sale of a small portion of our pipe stock of $0.3 million. As neither of the assets that were sold were within the Anchor Systems, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was not significant.
During the nine months ended September 30, 2017, the Partnership sold property and equipment with a carrying value of $17.4 million to CNX Gas for $14.0 million in cash proceeds, which resulted in a loss of $3.4 million. The assets sold were previously within the Additional Systems; accordingly, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was approximately $0.2 million. We also sold a significant portion of our pipe stock to an unrelated third party for approximately $0.5 million below its carrying value during the nine months ended September 30, 2017.
Depreciation Expense
We depreciate our property and equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $16.6 million for the nine months ended September 30, 2018 compared to approximately $17.0 million for the nine months ended September 30, 2017. Depreciation expense decreased in the current year period primarily as a result of the HG Energy Transaction that we completed in the second quarter of 2018, pursuant to which we distributed our interests in the Growth Systems and the Moundsville midstream assets in the Additional Systems to CNX Gathering, an affiliate of our Sponsor.
Interest Expense
Interest expense is comprised of interest on our Senior Notes as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $16.9 million for the nine months ended September 30, 2018 compared to approximately $3.4 million for the nine months ended September 30, 2017. The increase in interest expense is primarily due to the interest related to our Senior Notes, which were issued in March 2018.

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
We believe that the presentation of EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q provides information that is useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and Adjusted EBITDA are net income and net cash provided by operating activities. EBITDA and Adjusted EBITDA should not be considered alternatives to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, EBITDA and Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.
Distributable Cash Flow
We define distributable cash flow as Adjusted EBITDA less net income attributable to noncontrolling interest, cash interest expense and maintenance capital expenditures, each net to the Partnership. Distributable cash flow does not reflect changes in working capital balances.
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
We believe that the presentation of distributable cash flow in this Quarterly Report on Form 10-Q provides information that is useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable cash flow excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our distributable cash flow may not be comparable to similarly titled measures that other companies may use.

The following table presents a reconciliation of the non-GAAP measures of EBITDA, Adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measures of net income and net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net Income	$33,575	$33,468	$97,562	$96,460
Depreciation expense	5,306	5,629	16,605	16,975
Interest expense	7,255	1,197	16,863	3,359
EBITDA	46,136	40,294	131,030	116,794
Non-cash unit-based compensation expense	506	249	1,775	899
Loss on asset sales	—	—	2,501	3,914
Adjusted EBITDA	46,642	40,543	135,306	121,607
Less:
Net (loss) income attributable to noncontrolling interest	(64)	4,554	6,071	8,488
Depreciation expense attributable to noncontrolling interest	396	1,736	2,735	5,399
Other expenses attributable to noncontrolling interest	1,280	92	2,940	286
Loss on asset sales attributable to noncontrolling interest	—	—	2,375	3,718
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CNX Midstream Partners LP	$45,030	$34,161	$121,185	$103,716
Less: cash interest expense, net to the Partnership	5,593	1,154	13,181	3,233
Less: maintenance capital expenditures, net to the Partnership	4,449	3,579	12,157	11,175
Distributable Cash Flow	$34,988	$29,428	$95,847	$89,308

Net Cash Provided by Operating Activities	$35,666	$38,203	$131,207	$114,637
Interest expense	7,255	1,197	16,863	3,359
Loss on asset sales	—	—	2,501	3,914
Other, including changes in working capital	3,721	1,143	(15,265)	(303)
Adjusted EBITDA	46,642	40,543	135,306	121,607
Less:
Net (loss) income attributable to noncontrolling interest	(64)	4,554	6,071	8,488
Depreciation expense attributable to noncontrolling interest	396	1,736	2,735	5,399
Other expenses attributable to noncontrolling interest	1,280	92	2,940	286
Loss on asset sales attributable to noncontrolling interest	—	—	2,375	3,718
Adjusted EBITDA attributable to General and Limited Partner ownership interest in CNX Midstream Partners LP	$45,030	$34,161	$121,185	$103,716
Less: cash interest expense, net to the Partnership	5,593	1,154	13,181	3,233
Less: maintenance capital expenditures, net to the Partnership	4,449	3,579	12,157	11,175
Distributable Cash Flow	$34,988	$29,428	$95,847	$89,308
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $5.6 million and $6.5 million increases in distributable cash flow in the three and nine months ended September 30, 2018, respectively, compared to the 2017 periods were primarily attributable to the impact of the Shirley-Penns Acquisition, which was partially offset by an increase in interest expense associated with the issuance of the Senior Notes.

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
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2018	2017	Change
Net cash provided by operating activities	$131.2	$114.6	$16.6
Net cash used in investing activities	$(79.4)	$(13.4)	$(66.0)
Net cash used in financing activities	$(54.1)	$(103.8)	$49.7
Net cash provided by operating activities increased approximately $16.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The Partnership's consolidated adjusted earnings before interest, loss on asset sales, and depreciation increased by $13.7 million in the current year period compared to the prior year period, accounting for the majority of the increase. The remainder of the increase was the result of working capital adjustments, none of which was individually significant.
Net cash used in investing activities increased compared to the prior year period primarily due to increased capital spending in 2018 relative to 2017. Partially offsetting a $50.9 million increase in capital spending compared to the prior year period were sales of long-term assets; however, there was a reduction of $15.1 million in the total proceeds from the sale of long-term assets in the current nine month period compared to the prior year period, accounting for the remainder of the increase in net cash used in investing activities.
Net cash used in financing activities decreased by approximately $49.7 million in the nine month period ended September 30, 2018 compared to the prior year period, despite quarterly distributions to unitholders increasing by approximately $11.8 million in the current year period. The decrease in net cash used in financing activities compared to the prior year period was primarily the result of a decrease in cash remitted to our Sponsor(s) representing their portion of earnings in the Anchor, Growth and Additional Systems. See Item 1. Consolidated Financial Statements, Note 5–Related Party for additional information. In addition, the activities described under Indebtedness below also affected net cash from financing activities.

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
We incurred a total of $1.6 million in interest expense related to both revolving credit facilities (not including amortization of revolver fees) during the nine months ended September 30, 2018.
As of September 30, 2018, we had an outstanding balance on our new revolving credit facility of $44.0 million. After giving effect to the limitations on available capacity described in the revolving credit facility agreement, we estimate that we had $497.0 million available for borrowing at September 30, 2018.

For additional information on our revolving credit facility, see Item 1. Consolidated Financial Statements, Note 10–Revolving Credit Facility, which is incorporated herein by reference.
Senior Notes due 2026
On March 16, 2018, the Partnership completed a private offering of $400.0 million in 6.5% senior notes due 2026 (the “Senior Notes”), and received net proceeds of approximately $393.0 million, after deducting the initial purchasers’ discount and commissions and estimated offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our revolving credit facility.
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. We made our first semi-annual interest payment of $13.0 million on September 15, 2018. We incurred a total of $14.0 million of interest expense (not including amortization of capitalized bond issue costs) related to the Senior Notes during the nine months ended September 30, 2018.
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

Capital Expenditures for the Nine Months Ended September 30, 2018

	Anchor	Other	Total
Capital Investment
Maintenance capital	$12,454	$1,361	$13,815
Expansion capital	68,083	3,930	72,013
Total Capital Investment	$80,537	$5,291	$85,828

Capital Investment Net to the Partnership
Maintenance capital	$12,454	$68	$12,522
Expansion capital	68,083	196	68,279
Total Capital Investment Net to the Partnership	$80,537	$264	$80,801
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

Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the general partner interest and the number of common units outstanding as of September 30, 2018.  However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
On October 18, 2018, the board of directors of our general partner declared a cash distribution to our unitholders of $0.3479 per common unit with respect to quarter ended September 30, 2018. The cash distribution will be paid on November 13, 2018 to unitholders of record as of the close of business on November 5, 2018.
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
As of September 30, 2018, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by our Quarterly Reports on Form 10-Q, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
Interest Rate Risk
We maintain a $600.0 million secured revolving credit facility and pay interest at a variable rate. Assuming the September 30, 2018 outstanding balance on our revolving credit facility of $44.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $0.4 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Consolidated Financial Statements, Note 12–Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, cash flows or results of operations.
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
† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on October 30, 2018 on its behalf by the undersigned thereunto duly authorized.

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