Form 10-K
period 2018-12-31
CNX Midstream Partners LP
filed 2019-02-07
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
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
Large accelerated filer  ☒    Accelerated filer ☐    Non-accelerated filer  ☐ Smaller Reporting Company  ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $813.3 million. This is based on the closing price of common units on the New York Stock Exchange on such date.

As of February 7, 2019, CNX Midstream Partners LP had 63,651,896 common units outstanding.

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
high-pressure pipelines:    Pipelines gathering or transporting natural gas that typically has been dehydrated and compressed to the pressure of the downstream pipelines or processing plants.
hydrocarbon:    An organic compound containing only carbon and hydrogen.
low-pressure pipelines:    Pipelines gathering natural gas at or near wellhead pressure that typically has yet to be compressed (other than by well pad gas lift compression or dedicated well pad compressors) and dehydrated.
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

•	our reliance on our customers, including our Sponsor, CNX Resources Corporation;

•
the effects of changes in market prices of natural gas, NGLs and crude oil on our customers’ drilling and development plans on our dedicated acreage and the volumes of natural gas and condensate that are produced on our dedicated acreage;

•	changes in our customers’ drilling and development plans in the Marcellus Shale and Utica Shale;

•	our customers’ ability to meet their drilling and development plans in the Marcellus Shale and Utica Shale;

•	our ability to maintain or increase volumes of natural gas and condensate on our midstream systems;

•	the demand for natural gas and condensate gathering services;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	our ability to generate adequate returns on capital;

•	the price and availability of debt and equity financing;

•	the availability and price of oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our customers under our gathering agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.

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

Unless otherwise indicated, references in this Annual Report on Form 10-K to the “Predecessor,” “we,” “our,” or “us” or like terms, when referring to periods prior to September 30, 2014, refer to CNX Gathering LLC (“CNX Gathering”) our predecessor for accounting purposes. References to the “Partnership,” “we,” “our,” “us” or similar expressions, when referring to periods since September 30, 2014, refer to CNX Midstream Partners LP, including its consolidated subsidiaries.

Overview
We are a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (the “general partner”), a wholly owned subsidiary of CNX Gathering. CNX Gathering is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX)(“CNX Resources”).
We were formed in May 2014 as a joint venture between CNX Resources and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”). On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), an indirect wholly owned subsidiary of CNX Resources, acquired from NBL Midstream, LLC (“NBL Midstream”), a wholly owned subsidiary of Noble Energy, NBL Midstream’s 50% interest in CNX Gathering. CNX Resources became our sole sponsor as a result of this transaction, and we refer to CNX Resources as our “Sponsor” throughout this Annual Report on Form 10-K. Please read “Developments and Highlights—CNX Resources Acquisition of General Partner” beginning on page 6 for more information related to CNX Gas’ acquisition of NBL Midstream’s indirect interest in our general partner.
We generate substantially all of our revenues under long-term, fixed-fee gathering agreements with each of CNX Resources and HG Energy II Appalachia, LLC (“HG Energy”), to whom Noble Energy assigned its gathering agreement with us, that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. The gathering agreements with CNX Resources and HG Energy currently include acreage dedications of approximately 375,000 aggregate net acres, comprised of approximately 275,000 Marcellus acres and approximately 100,000 Utica acres, subject to the release provisions set forth in our gas gathering agreements. Although CNX Resources and HG Energy currently account for substantially all of our revenues, we intend to supplement our profitability and future growth by pursuing opportunities to perform gathering services for other unrelated third parties in the future. In addition, we also consider accretive acquisitions, which may include drop downs of additional interests in our existing consolidated assets.
Since our IPO in September 2014, a substantial number of wells have been turned in line in our dedication area, which contributed to our largest gross average combined throughput level of approximately 1,474 BBtu/d for the year ended December 31, 2018 (1,414 BBtu/d excluding third-party volumes under short-haul agreements). Please read “Our Acreage Dedication and Right of First Offer Assets” beginning on page 10 for more information.
The following charts illustrate our throughput trends and well turn in line activity on our dedicated acreage for the periods indicated:
(1) Represents average daily combined throughput for the periods presented, excluding third-party volumes under high-pressure short-haul agreements.
(2) Represents total gross wells turned in line on our dedicated acreage in the periods presented.

Developments and Highlights
CNX Resources Acquisition of General Partner
On January 3, 2018, CNX Gas acquired NBL Midstream’s 50% membership interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “Transaction”). In connection with the Transaction, CNX Gas entered into new 20-year fixed-fee gathering agreement with the Partnership. Please read “Our Gathering Agreements with CNX Gas and HG Energy” beginning on page 11 for more information related to our new gathering agreement with CNX Gas.
Transactions with our Sponsor and HG Energy
On May 3, 2018, we announced a strategic transaction with our Sponsor, pursuant to which we amended our gas gathering agreement (“GGA”) with CNX Resources to provide for the following (collectively, the “CNX Transactions”):

•	Dedication to the Partnership of approximately 16,100 additional Utica acres in our Anchor Systems (as defined below);

•	Commitment to develop 40 additional wells in the Anchor Systems by 2023, subject to the terms of the GGA;

•	Contribution to the Anchor Systems of a 20” high pressure pipeline in addition to a one-time payment to us of approximately $2.0 million in cash; and

•
Distribution of our 5% interest in the Growth Systems (as defined below) and related assets, as well as our 5% interest in the Moundsville midstream assets that were a part of the Additional Systems (as defined below), to CNX Gathering, which subsequently transferred these assets to HG Energy.

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
Following the CNX and HG Energy Transactions, the aggregate number of well commitments in the Anchor Systems to the Partnership increased from 140 wells over the course of the next five years to 192 wells. At December 31, 2018, the Partnership has no remaining interests in the Growth Systems or the Moundsville area assets that were historically included within the Additional Systems.
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

Organizational Structure

Our Midstream Assets

Our midstream operations consist of two operating segments that we refer to as our “Anchor Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, including our four primary midstream systems (the McQuay, Majorsville, Mamont and Shirley-Penns Systems), a 20” high-pressure pipeline contributed to us in the CNX Transaction and related assets.

•
Our Additional Systems, in which the Partnership owns a 5% controlling interest, include several gathering systems primarily located in the wet gas regions of our dedicated acreage. Revenues from our Additional Systems are currently derived primarily from the Pittsburgh Airport area. Currently, the substantial majority of capital investment in the Additional Systems would be funded by CNX Resources in proportion to CNX Gathering’s 95% retained ownership interest.

As a result of the CNX and HG Energy Transactions described in Business—Developments and Highlights above, the Partnership distributed its ownership interests in (i) our “Growth Systems,” which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and (ii) in the Moundsville area assets formerly within the Additional Systems, to CNX Gathering. CNX Gathering subsequently transferred these assets to HG Energy.
In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of personnel employed by CNX Resources or others. All of the personnel who conduct our business are employed or contracted by our general partner and its affiliates, including CNX Resources, but we sometimes refer to these individuals as our employees because they provide services directly to us.

The following map details our existing assets:

New York
Pennsylvania
Ohio
West Virginia
Crawford
Mamont
ACAA
Fallowfield
Majorsville
McQuay
Marshall
Shirley
Oxford
CNX
CNX
CNXM Pipeline and Dedicated Acreage
CNXM Station
Built
CNXM Pipeline
Built
Dedication Area/ Additional Area Boundary
ROFO Area
Anchor Area

Gathering Assets and Compression and Dehydration Facilities
As of December 31, 2018, we operated 14 facilities to provide our compression and/or dehydration services. The following table provides information regarding our gathering assets and compression and dehydration facilities as of December 31, 2018:

System	Pipelines (in miles)	Average Daily Throughput (BBtu/d)(1)	Maximum Interconnect Capacity(2)(3) (BBtu/d)	Compression (horsepower)	Compression Capacity (BBtu/d)
Anchor Systems	206	1,336	2,246	100,100	1,621
Additional Systems	25	122	250	—	—
Total	231	1,458	2,496	100,100	1,621
(1) Excludes approximately 16 BBtu/d of 2018 activity in the Growth Systems, in which the Partnership had no economic interests at December 31, 2018.
(2) Maximum interconnect capacity is the maximum throughput that can be delivered from the system through physical interconnections to third-party facilities or pipelines.
(3) Our midstream systems currently have interconnects with the following interstate pipelines: Columbia Gas Transmission, Texas Eastern Transmission, National Fuel Gas Supply Corporation and Dominion Transmission, Inc.

Condensate Handling Facilities
Our assets include condensate handling facilities in Majorsville, Pennsylvania and Shirley, West Virginia. Each facility provides condensate gathering, collection, separation and stabilization services and has a nominal handling capacity of approximately 2,500 Bbl/d.
Our Relationship with CNX Resources and CNX Gathering
CNX Resources, which owns a 100% interest in CNX Gathering, is a Pittsburgh-based natural gas exploration and production company, focusing on the major shale formations of the Appalachian Basin, including the Marcellus Shale and Utica Shale. CNX Resources deploys an organic growth strategy focused on developing its resource base.
CNX Gathering owns our general partner as well as a 95% noncontrolling limited partner interest in our Additional Systems, which, combined with our right of first offer on those interests, may provide opportunities for us to grow our distributable cash flow through a series of acquisitions of these retained interests over time. However, CNX Gathering is under no obligation to offer to sell us any assets, including our right of first offer (“ROFO”) assets, unless and until it otherwise intends to dispose of such assets, and we are under no obligation to buy any assets from CNX Gathering. In addition, we do not know when or if CNX Gathering will make any offers to sell assets to us.
The Partnership owns a 100% controlling interest in the Anchor Systems and a 5% controlling interest in the Additional Systems. Through our ownership of all of the outstanding general partner interests in our operating subsidiaries, the Partnership has voting control over, and the exclusive right to manage, the day-to-day operations, business and affairs of our midstream systems.
Our Acreage Dedication and Right of First Offer
In January 2019, our existing dedicated acreage covered approximately 375,000 aggregate net acres, comprised of approximately 275,000 Marcellus acres and approximately 100,000 Utica acres, subject to the release provisions set forth in our gas gathering agreements. Our gathering agreement with CNX Gas provides that, in addition to our existing dedicated acreage, any future acreage covering the Marcellus Shale formation that is acquired by CNX Gas in an area that covers over 4,100 square miles in West Virginia and Pennsylvania, which we refer to as the “dedication area,” and that is not subject to a pre-existing third-party commitment automatically will be dedicated to us for natural gas midstream services, subject to the release provisions set forth in each agreement.
Our gathering agreement with CNX Gas also grants us ROFO rights to provide midstream services on certain of CNX Gas’ acreage, which we call the ROFO acreage. The ROFO acreage currently includes approximately 195,000 aggregate net acres that are not currently dedicated to us. Our ROFO acreage also includes any future acreage covering the Marcellus Shale formation that is acquired by CNX Gas in an area that covers over 11,800 square miles in Pennsylvania, which we refer to as the “ROFO area,” and that is not subject to a pre-existing third-party commitment. There are no restrictions under our gathering agreements (discussed below) on the ability of CNX Gas to transfer acreage in the ROFO area, and any such transfer of acreage in the ROFO area will not be subject to our ROFO.

In addition to the initial assets contributed to us in connection with our IPO, CNX Gathering has granted us a ROFO under the omnibus agreement to acquire (i) CNX Gathering’s retained interests in our Additional Systems, (ii) CNX Gathering’s other ancillary midstream assets and (iii) any additional midstream assets that CNX Gathering develops, before CNX Gathering sells any of those interests to any third party during the ten-year period following the completion of our IPO (the “right of first offer period”). CNX Gathering is under no obligation to offer to sell us any assets (including our right of first offer assets, unless and until it otherwise intends to dispose of such assets), and we are under no obligation to buy any assets from CNX Gathering. In addition, we do not know when or if CNX Gathering will make any offers to sell assets to us. While we believe our ROFO are significant positive attributes, they may also be sources of conflicts of interest. CNX Gathering owns our general partner, and there is substantial overlap between the officers and directors of our general partner and the officers and directors of CNX Resources. Please read “Part I. Item 1A. Risk Factors—Risks Inherent in an Investment in Us—We do not have any officers or employees and rely on officers of our general partner and employees of CNX Resources.”
Our Gathering Agreements with CNX Gas and HG Energy
Fees, Well Commitments and Minimum Volume Commitments
On January 3, 2018, we entered into the Second Amended and Restated GGA, which is a 20-year, fixed-fee gathering agreement with CNX Gas that amended and restated the previous gathering agreement with CNX Gas in its entirety. Although the fees for services we provide in the Marcellus Shale for existing wells that were covered under the prior agreement remain unchanged in the new agreement, and are identical to the fees we charge to HG Energy (discussed below), the Second Amended and Restated GGA also dedicated additional acreage in the Utica Shale in and around the McQuay area and Wadestown area and introduced the following gas gathering and compression rates (shown effective January 1, 2019):
•Gas Gathering:

◦	McQuay area Utica - a fee of $0.2310 per MMBtu; and

◦	Wadestown Marcellus and Utica - a fee of $0.3588 per MMBtu.

•	Compression:

◦	For areas not benefitting from system expansion pursuant to the Second Amended and Restated gas gathering agreement, compression services are included in the base fees; and

◦
In the McQuay and Wadestown areas, we will receive additional fees of $0.0666 per MMBtu for Tier 1 pressure services (maximum receipt point of pressure of 600 psi) and $0.1333 per MMBtu for Tier 2 pressure services (maximum receipt point of pressure of 300 psi).

The Second Amended and Restated GGA also commits CNX Gas to drill and complete the following number of wells in the McQuay area within the Anchor Systems for the periods indicated, provided that if a certain minimum number of wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells must be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:

•	January 1, 2018 to December 31, 2018 - 30 wells (deficiency payment of $3.5 million per well)

•	January 1, 2019 to April 30, 2020 - 40 wells (deficiency payment of $3.5 million per well)

•	May 1, 2020 to April 30, 2021 - 40 wells (deficiency payment of $2.0 million per well)

•	May 1, 2021 to April 30, 2022 - 30 wells (deficiency payment of $2.0 million per well)
In the event that CNX Gas drills wells and completes a number of wells in excess of the number of wells required to be drilled and completed in such period, (i) the number of excess wells drilled and completed during such period will be applied to the minimum well requirement in the succeeding period or (ii) to the extent CNX Gas was required to make deficiency payments for shortfalls in the preceding period, CNX Gas may elect to cause the Partnership to pay a refund in an amount equal to (x) the number of excess wells drilled and completed during the period, multiplied by (y) the deficiency payment paid per well during the period in which the shortfall occurred. CNX Gas satisfied its minimum well obligation for the year ended December 31, 2018.
In connection with the Shirley-Penns Acquisition, the Second Amended and Restated GGA was amended to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the GGA for all natural gas we gather up to a specified amount per day through December 31, 2031. We expect to recognize minimum revenue of $21.4 million and $34.7 million, respectively, during the years ending December 31, 2019 and December 31, 2020 under the MVC. For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.3588 per MMBtu in 2019, which will escalate by 2.5% on January 1 of each year. See Part II. Item 8. Financial Statements and Supplementary Data—Note 5—Related Party Transactions for additional information.

In connection with the CNX Transactions, the Second Amended and Restated GGA was further amended. Following the amendment, CNX Gas is committed to drill and complete an additional 40 wells above what was outlined in the Second Amended and Restated GGA in the Majorsville/Mamont area within the Anchor Systems through 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:

•	July 1, 2018 to December 31, 2020 - an additional 15 wells (deficiency payment of $2.8 million per well)

•	January 1, 2021 - December 31, 2023 - an additional 25 wells (deficiency payment of $2.8 million per well)
On December 1, 2016, we entered into new fixed-fee gathering agreements with CNX Gas and Noble Energy that replaced the gathering agreements that had been in place since our IPO. Our gathering agreement with Noble Energy was assigned to HG Energy effective June 28, 2017 and was further amended in connection with the HG Energy Transaction. The fixed fee terms for our gathering of HG Energy’s dry gas, wet gas, and condensate remain unchanged following the June 2017 assignment and May 2018 amendment; however, other terms have changed related to our obligations to build infrastructure, the amount of acreage that is dedicated to us and can be released, service and system requirements, and minimum well development provisions. See Item 1A. Risk Factors—Risks Related to Our Business—“Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations” for additional details.
Under the gathering agreements with CNX Gas and HG Energy, effective January 1, 2019, we will receive a fee based on the type and scope of the midstream services we provide, summarized as follows:

•	With respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we receive a fee of $0.442 per MMBtu.

•
With respect to natural gas that requires downstream processing, or wet gas, we receive a fee of $0.304 per MMBtu in the Pittsburgh International Airport area and a fee of $0.607 per MMBtu for all other areas in the dedication area.

•	Our fees for condensate services are $5.52 per Bbl in the Majorsville area and the Shirley-Penns area.
Each of the foregoing fees paid by CNX Gas or HG Energy, as applicable, escalates by 2.5% annually, through and including the final calendar year of the initial term. With respect to our gas gathering agreement with CNX Gas, commencing on January 1, 2035, and on each January 1 thereafter, each of the applicable fees will be adjusted pursuant to the percentage change in CPI-U, but such fees will never escalate or decrease by more than 3%.
Upon completion of their initial 20-year terms, each of our gathering agreements with CNX Gas and HG Energy will continue in effect from year to year until such time as the agreement is terminated by either us or the other party to such agreement on or before 180 days prior written notice.
Other Gathering Agreement Matters
We gather, compress, dehydrate and deliver dedicated natural gas for CNX Gas and HG Energy in the Marcellus Shale on a first-priority basis and gather, inject, stabilize and/or store all of CNX Gas’ and HG Energy’s dedicated condensate on a first-priority basis in the Majorsville area and gather, inject, stabilize and/or store all of CNX Gas’ dedicated condensate on a first-priority basis in the Shirley-Penns and Pittsburgh International Airport areas, subject to certain exceptions described in our respective gathering agreements.
Pursuant to the terms of our gas gathering agreements, we are entitled to receive ongoing updates from our two largest customers regarding their drilling and development operations, which include detailed descriptions of drilling plans, production details and well locations for periods that range from 24 to 48 months, as well as more general development plans that may extend as far as ten years. In addition, we regularly meet with our customers to discuss our current plans to construct the facilities necessary to provide midstream services to each of them on our dedicated acreage. In the event that we do not perform our obligations under a gathering agreement, CNX Gas or HG Energy, as applicable, will be entitled to certain rights and procedural remedies thereunder, including rate credits, the temporary and/or permanent release from dedication discussed below and indemnification from us. See Item 1A. Risk Factors—Risks Related to Our Business—“Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations” for additional details.
Third-Party Services and Commitments
Our gas gathering agreements, in certain instances, limit the scope of services we provide, which impacts the fees we charge. Under such agreements, we may provide only gathering services, while other parties may provide other services such as compression and/or dehydration.
The most significant of these agreements is with CNX Gas and relates to the Pittsburgh International Airport area, where we only provide gathering services. With respect to this area, CNX Gas has contracted with a third party for the provision of services, such as compression and dehydration, which we are not providing. Accordingly, we charge CNX Gas a reduced fee for the services we provide with respect to all natural gas and condensate produced from the Pittsburgh International Airport area. While such arrangements have historically been the exception, we do have similar arrangements with other shippers.

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
Competition
As a result of our acreage dedications from CNX Gas and HG Energy, we do not compete for the portion of the existing operations of CNX Gas’ and HG Energy’s upstream operations for which we currently provide midstream services, and other than with respect to acreage that may be released, subject to the terms of our gas gathering agreements, we will not compete for future portions of their upstream operations that are dedicated to us pursuant to our gathering agreements. Please read “Our Acreage Dedication and Rights of First Offer.” Nonetheless, CNX Gas and HG Energy have entered into agreements with third parties for the provision of certain midstream services. Please read “Third-Party Services and Commitments” above. In addition, we face competition in attracting third-party volumes to our midstream systems, and these third parties may develop their own midstream systems in lieu of employing our assets.
Regulation of Operations
Regulation of pipeline gathering services may affect certain aspects of our business and the market for our services.
Natural Gas Gathering Pipeline Regulation
Our gathering and transportation operations are exempt from regulation by the Federal Energy Regulatory Commission (“FERC”) under Section 1(b) of the Natural Gas Act (“NGA”). Although we believe that the natural gas gathering pipelines in our gathering systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC NGA jurisdiction, FERC determines whether facilities are gas gathering facilities on a case-by-case basis, so the classification and regulation of some our gas gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to determine that our facilities or services provided by us are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA and/or the Natural Gas Policy Act (“NGPA”), which could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows.
Other FERC regulations such as policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, may indirectly impact our business and the markets for products derived from these businesses. Failure to comply with any applicable FERC administered statutes, rules, regulations and orders could subject us to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. Violation of the NGA or NGPA could also result in administrative and criminal remedies and civil penalties, as well as the disgorgement of charges collected for such service in excess of the rate established by FERC.

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
Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines. PHMSA released a pre-publication copy of its final hazardous liquid pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements, but due to the change in Presidential administrations, PHMSA’s final hazardous liquid pipeline safety rule has not yet taken effect, though PHMSA is expected to finalize its hazardous liquid pipeline safety rule soon. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all hazardous liquid gathering lines and gravity lines, including pipelines exempt from PHMSA regulations.
The National Transportation Safety Board (“NTSB”) has recommended that PHMSA make a number of changes to its rules, including removing an exemption from most safety inspections for natural gas pipelines installed before 1970. Accordingly, PHMSA issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on natural gas and hazardous liquid pipeline operators, and in April 2016 published a Notice of Proposed Rule Making (“NPRM”) that would significantly modify existing regulations related to reporting, impact, design construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. The proposed rule addresses four congressional mandates and six recommendations by the NTSB to broaden the scope of safety coverage by adding new assessment and repair criteria for gas transmission pipelines, and by expanding these protocols to include pipelines not formerly regulated by the federal standards. This includes extending regulatory requirements to transmission and gathering pipelines of eight inches and greater in rural Class I areas. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. As proposed, compliance with the rule may prove challenging and costly for operators of older pipelines due to the difficulty of locating historic records. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, the ultimate impact of the rule on the Partnership remains uncertain until the rulemaking is finalized.
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
Hydraulic Fracturing Activities
Although we do not conduct hydraulic fracturing operations, substantially all of our customers’ natural gas production on our dedicated acreage is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the well completion process. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies, but the U.S. Environmental Protection Agency (“EPA”) has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, and has disclosed its intent to develop regulations to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Some states, including states in which we operate, have adopted regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities.
Scrutiny of hydraulic fracturing activities also continues in other ways. In June 2015, the EPA issued its draft report on the potential impacts of hydraulic fracturing on drinking water and groundwater. The draft report found no systemic negative impacts from hydraulic fracturing. In December 2016, the EPA released its final report on the impacts of hydraulic fracturing on drinking water. While the language was changed and included the possibility of negative impacts from hydraulic fracturing, it also included the guidance to industry and regulators on how the process can be performed safely.
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
Hazardous Waste
Our operations generate solid wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of non-hazardous and hazardous waste. RCRA currently exempts certain wastes associated with the exploration, development or production of natural gas, which we handle in the course of our operation, including produced water. However, these exploration and production wastes may still be regulated by the EPA or state agencies under RCRA’s less stringent non-hazardous solid waste provisions, state laws or other federal laws, and it is possible that certain exploration and production wastes now classified as non-hazardous could be classified as hazardous in the future. On December 28, 2016 the EPA entered into a consent order to resolve outstanding litigation brought by environmental and citizen groups regarding the applicability of RCRA to wastes from oil and gas development activities. The consent order requires the EPA to revise the applicability determination by March 15, 2019.
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
Climate Change
Climate change continues to be a legislative and regulatory focus. There are a number of proposed and final laws and regulations that limit greenhouse gas emissions, and regulations that restrict emissions could increase our costs should the requirements necessitate the installation new equipment or the purchase of emission allowances. Additional regulation could also lead to permitting delays and additional monitoring and administrative requirements, as well as to impacts on electricity generating operations.
As part of the Obama administration’s initiative to reduce methane emissions from the oil and natural gas industry, the EPA adopted rules to control volatile organic compound emissions from certain oil and gas equipment and operations. In June 2017, the EPA issued a 90-day stay of certain requirements under the methane rule. The stay was vacated in July 2017 by the U.S. Court of Appeals for the D.C. Circuit. In the interim, in July 2017 the EPA issued a proposed rule that would stay the methane rule for two years. This not-yet-final rule is subject to public notice and comment and may be subject to legal challenges.

Additionally, while Congress has from time to time considered legislation to reduce emissions of greenhouse gas (“GHGs”), the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/ or reducing GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services.
Further, the EPA, under the Climate Action Plan, elected to regulate GHGs under the Clean Air Act to limit emissions of carbon dioxide from natural gas-fired power plants. On August 3, 2015, the EPA finalized the Clean Power Plan Rule to cut carbon pollution from existing power plants, which became effective on December 22, 2015. Numerous petitions challenging the Clean Power Plan Rule have been consolidated into one case, West Virginia v. EPA. While the litigation is still ongoing at the circuit court level, a mid-litigation application to the Supreme Court resulted in a stay of the Clean Power Plan Rule. On September 27, 2016, an en banc panel of the U.S. Court of Appeals for the D.C. Circuit heard oral arguments in the case. In April 2017, the D.C. Circuit granted the EPA’s motion to hold the case in abeyance while the EPA undertakes its review of the regulations. Also in April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and in October 2017 published a proposed rule to formally repeal the Clean Power Plan. On August 20, 2018, the EPA issued the proposed “Affordable Clean Energy Rule.” The comment period on the proposal closed on October 31, 2018, and the EPA is considering the comments submitted. In September 2018, intervenors asked the D.C. Circuit to discontinue the abeyance and decide the merits of the case. On November 21, 2018, the EPA filed a status report in which the EPA indicated that it expected to take final rulemaking action on a replacement rule for the Clean Power Plan in the first half of 2019.
On November 30, 2016, the EPA finalized amendments to the Petroleum and Natural Gas Systems source category (Subpart W) of the Greenhouse Gas Reporting Program (“GHGRP”). This final rule adds new monitoring methods for detecting leaks from oil and gas equipment in the petroleum and natural gas systems source category consistent with the leak detection methods in the NSPS. The action also adds emission factors for leaking equipment to be used in conjunction with these monitoring methods to calculate and report GHG emissions resulting from equipment leaks. The NSPS final rule would add reporting of GHG emissions from certain gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines.
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
In June 2017, the EPA and the U.S. Army Corps of Engineers proposed a rule that would initiate the first step in a two-step process intended to review and revise the definition of “waters of the United States” under the Clean Water Act. The EPA moved forward with the first step on December 11, 2018, when it issued a proposed, revised rule which would replace a prior 2015 rule with pre-2015 regulations and which narrowed language defining “waters of the United States” under the Clean Water Act that existed prior to that time. This proposal is subject to public comment and the rulemaking process. The second step would be a notice-and-comment rulemaking in which federal agencies will conduct a substantive reevaluation of such definition. On December 11, 2018, the EPA issued a proposed revised “waters of the United States” rule which would replace the approach in the 2015 rule with pre-2015 regulation.  This proposal is subject to public comment and the rulemaking process.
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
Endangered Species
The Endangered Species Act and related state regulation protect plant and animal species that are threatened or endangered. Some of our operations are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Northern Long-Eared and Indiana bats, which has a seasonal impact on our construction activities and operations. New or additional species that may be identified as requiring protection or consideration may lead to delays in permits and/or other restrictions.
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
Employees
The officers of our general partner manage our operations and activities. All of the employees required to conduct and support our operations, including our Chief Executive Officer, Chief Financial Officer and President, are employed by CNX and are subject to the operational services agreement and omnibus agreement between us, our general partner and CNX. As of December 31, 2018, CNX had approximately 110 employees that provide direct support to our operations pursuant to the operational services agreement and omnibus agreement.
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
Financial Information about Segments
Please read Part II. Item 8. Note 10–Segment Information, for financial information by business segment including, but not limited to, gathering revenue, net income (loss), and total assets, which information is incorporated herein by reference.
Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material litigation.
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
Also posted on our website under “About/Our Governance”, and available in print upon request made by any unitholder to the Investor Relations department, are our audit committee charter and copies of our Code of Ethics, Corporate Governance Guidelines and Whistleblower policy. Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Code and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.

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
Risks Related to Our Business
If either of our two largest customers, who account for substantially all of our revenues, change their business strategies, or take actions that otherwise significantly reduce the volumes of natural gas and condensate transported through our gathering systems, our revenue would decline and our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.
As we currently derive substantially all of our revenue from our gathering agreements with our two main customers, including our Sponsor, any event that materially and adversely affects these customers’ business strategies with respect to drilling on and development of our dedicated acreage or their financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of our customers, the most significant of which include the following:

•	a reduction in or slowing of our customers’ drilling and development plans on our dedicated acreage;

•	a reduction in, or curtailment of, production from existing wells on our dedicated acreage;

•
the extreme volatility of natural gas, NGL and crude oil prices, which could have a negative effect on our customers’ drilling and development plans or their ability to finance its operations and drilling and exploration costs on our dedicated acreage;

•	the availability of capital on an economic basis to fund exploration and development activities of our customers;

•	drilling and operating risks associated with our customers’ operations on our dedicated acreage;

•	downstream processing and transportation capacity constraints and interruptions, including the failure of our customers to have sufficient contracted processing or transportation capacity; and

•	adverse effects of increased or changed governmental and environmental regulation.
In addition, we are indirectly subject to the business risks of our customers generally and other factors, including their financial condition, credit ratings, leverage, market reputation, liquidity and cash flows; their ability to maintain or replace reserves; adverse effects of regulation on their upstream operations; and losses from pending or future litigation.
Further, we have no control over the business decisions and operations of our customers, and they are under no obligation to adopt business strategies that are favorable to us. We are subject to the risk of non-payment or non-performance by our customers, including with respect to our gathering agreements that do not contain minimum volume commitments. In addition, our gas gathering agreements permit our customers to release portions of acreage from dedication under the respective agreements, subject to the terms of the respective gathering agreements.
Global energy commodity prices may fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile. Lower commodity prices reduce the cash flows of our customers and may affect their borrowing ability. Our customers may be unable to obtain needed capital or financing on satisfactory terms, which could lead to lower development levels and/or a decline in their reserves as existing reserves are depleted. Lower commodity prices may also reduce the amount of natural gas, NGLs and oil that our customers can produce economically. If commodity prices further decrease, a significant portion of their exploitation, development and exploration projects on our dedicated acreage could become uneconomic. Further commodity price decreases could result in our customers having to make significant downward adjustments to their estimated proved reserves on our dedicated acreage. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our customers’ future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.
Any material non-payment or non-performance by our counterparties under our gathering agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders at the expected rate or at all. There is no guarantee that we will be able to renew or replace those gathering agreements on equal or better terms upon their expiration.

Our ability to renew or replace our gathering agreements with our customers following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our customers and our competitors.
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
In order to make the payment of the minimum quarterly distribution of $0.2125 per unit per quarter, or $0.85 per unit on an annualized basis, we must generate distributable cash flow of approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the number of common units and the general partner interest outstanding as of December 31, 2018. We may not generate sufficient distributable cash flow to make the payment of the minimum quarterly distribution to our unitholders.
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

•
regulatory action affecting: (i) the supply of, or demand for, natural gas, NGLs and condensate, (ii) the rates we can charge for our midstream services, (iii) the terms upon which we are able to contract to provide our midstream services, (iv) our existing gathering and other commercial agreements or (v) our operating costs or our operating flexibility;

•	our ability to generate adequate returns on capital;

•	the rates we charge third parties, if any, for our midstream services;

•	prevailing economic conditions; and

•	favorable or adverse weather conditions.
In addition, the actual amount of distributable cash flow that we generate will also depend on various internal factors impacting our cash position, including the level and timing of our capital expenditures, limitations set forth in our debt agreements, our debt service requirements and other liabilities, the fees and expenses of our general partner and its affiliates (including CNX Resources) that we are required to reimburse and other business risks affecting our cash levels.
Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase natural gas and condensate throughput volumes on our midstream systems, which depends on the level of development and completion activity on acreage dedicated to us.
The level of natural gas and condensate volumes handled by our midstream systems depends on the level of production from natural gas wells dedicated to our midstream systems, which may be less than expected and which will naturally decline over time. In order to maintain or increase throughput levels on our midstream systems, we must obtain production from new wells completed by CNX Resources and any third party customers on acreage dedicated to our midstream systems or execute agreements with other third parties in our areas of operation.
We have no control over CNX Resources’ or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over CNX Resources’ or other producers or their exploration and development decisions.

Due to a variety of factors, including projected pricing, demand, geologic considerations and other cost considerations, even if reserves are known to exist in areas served by our midstream systems, CNX Resources or other producers may choose not to develop those reserves. If CNX Resources or other producers choose not to develop their reserves, or they choose to slow their development rate, in our areas of operation, they will have no need to dedicate such additional acreage and associated reserves to our midstream systems and the pace of such additional dedications will be below anticipated levels. In addition, our gas gathering agreements permit our customers to release portions of their acreage from dedication, subject to the terms of the agreements. Our inability to obtain additional dedications of acreage resulting from reductions in development activity, coupled with the natural decline in production from, or releases of, our current dedicated acreage, would result in our inability to maintain the then current levels of throughput on our midstream systems, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
We gather the majority of our volumes under gas gathering agreements that do not include minimum volume commitments.
Although we have obtained acreage dedications and minimum well commitments over the next four years from our Sponsor and HG Energy in certain development areas and have a minimum volume commitment from CNX Gas in the Shirley-Penns System, we gather the majority of our volumes outside the scope of minimum volume commitments, which generally would protect us against volumetric risks associated with lower-than-forecast volumes flowing through our gathering system. Apart from minimum well commitments, our customers are not contractually obligated to us to develop their properties in the areas covered by our acreage dedications, and they may determine that it is more attractive to direct their capital spending and resources to other areas. A decrease in capital spending and development of reserves by our customers in the areas covered by our acreage dedications could result in reduced volumes serviced by us and a material decline in our revenues and cash flows. In addition, even where we benefit from a commitment, our counterparty’s obligation to satisfy that commitment may be suspended due to the occurrence of a force majeure event. Examples of force majeure events include, among other, acts of God; acts of federal, state or local governments or agencies; strikes, lockouts or other industrial disturbances; acts of the public enemy, wars, blockades, insurrections, riots and epidemics; explosions, leakage, breakage, or accident to equipment or pipes; natural disasters and adverse weather events; and other similar events that are outside of our counterparty’s reasonable control.
Any decrease in the current levels of throughput on our gathering systems could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
Certain of our dedicated acreage is either not held by production by our customers or has not yet been earned by them.
Certain of our dedicated acreage is either not held by production or has yet to be earned by our customers under farmout agreements to which they are parties. As of December 31, 2018, less than one-fifth of our dedicated acreage was not held by production or was yet to be earned by our customers. With respect to dedicated acreage that is not held by production, if the applicable shipper does not timely meet the obligations specified in the underlying leases, then the leases will terminate and will no longer be subject to our dedication. With respect to the dedicated acreage that is yet to be earned under certain farmout agreements, if the applicable customer does not meet its drilling obligations to earn the acreage subject to the farmout agreement prior to the termination of the farmout agreement, then it will have no further rights to earn any acreage that it has not previously earned under the farmout agreement. Also, if the counterparty to a farmout agreement becomes insolvent or bankrupt, then the farmout agreement may be deemed an executory contract that may be discharged in a bankruptcy proceeding. If our customers do not timely meet the obligations specified in the leases not held by production or do not earn all of the acreage subject to the farmout agreements prior to the termination of the farmout agreements or if such customer’s farmout agreements are discharged, the affected acreage will no longer be dedicated to us, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
We may not own in fee the land on which our pipelines and facilities are located, which could result in disruptions to our operations.
Most of the land on which our midstream systems have been constructed is not owned in fee by us; rather, the properties are held by surface use agreements, rights-of-way or other easement rights. We are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way or otherwise, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

The highly competitive nature of our industry may adversely impact our ability to attract dedications of third-party volumes, which could limit our ability to grow and continue our dependence on our existing customers. Further, increased competition from other companies that provide midstream services could have a negative impact on the demand for our services, which could affect our financial results.
Over the near term, substantially all of our revenues will be earned from two customers relating to production they own or control on our dedicated acreage. Part of our long term growth strategy includes diversifying our customer base by identifying opportunities to offer services to third parties in our areas of operation. Our ability to increase throughput on our midstream systems and any related revenue from third parties is subject to competitive pressures and is impacted by capacity limitations. Any lack of available capacity on our systems for third-party volumes will detrimentally affect our ability to compete effectively with other third-party systems. Some of our competitors for third-party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do. The industry generally has been experiencing increased competitive pressures as a result of both consolidation within the exploration and production industry, along with the emergence of stand-alone midstream companies. Further, hydrocarbon fuels compete with other forms of energy available to end users, including electricity and coal. Increased demand for such other forms of energy at the expense of hydrocarbons could lead to a reduction in demand for our services.
Our efforts to attract new third party customers may be adversely affected by our relationship with our existing customers and the priority they receive under our gathering agreements with them and our desire to provide services pursuant to fee-based agreements. As a result, we may not have the capacity to provide services to third parties and/or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, potential third-party customers who are significant producers of natural gas and condensate may develop their own midstream systems in lieu of using our systems. All of these competitive pressures could make it more difficult for us to retain our existing customers or attract new customers as we seek to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by our systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.
We may not be able to make attractive offers to our Sponsor on our ROFO acreage.
Our Sponsor is required to allow us to make a first offer to provide midstream services on existing upstream acreage that is not currently dedicated to us or a third party, which, as of December 31, 2018, covered, in the aggregate, approximately 195,000 net acres, and any future acreage that is acquired by our Sponsor in the ROFO area, which includes acreage outside our acreage dedication that may be serviced by our midstream systems. Our Sponsor is under no obligation to accept an offer we make on this acreage, even if we submit the most attractive bid it receives. In addition, another midstream service provider may be able to make a more attractive offer, whether because they have existing infrastructure on or around this acreage or otherwise. Any rejection by our Sponsor of any offer on this acreage could adversely affect our organic growth strategy or our ability to maintain or increase our cash distribution level.
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

Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations.
Our gathering agreements with some of our customers, including HG Energy, provide that if we fail to timely complete the construction of the facilities necessary to provide midstream services to their dedicated acreage or have an uncured default of any of our material obligations that has caused an interruption in our services to either party for more than 90 days, the affected acreage will be permanently released from our dedication. Our gathering agreement with CNX Gas provides that certain of our dedicated acreage that is generally outside of the proximity of the then-current gathering systems may be permanently released in the event that CNX Gas obtains a bona fide offer from a third party for gathering services for such dedicated acreage and we elect not to provide gathering services on the terms of such bona fide offer. Any permanent releases of our customers’ acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
Our gathering agreement with CNX Gas provides that if we fail to timely complete the construction of the facilities necessary to provide midstream services to their dedicated acreage, we can be obligated to provide credits to amounts otherwise owed by our Sponsor under the gathering agreement for every day the services are delayed. Currently, the credits are $1,000 per day for failure to connect a fuel gas point on or before the applicable deadline for such fuel gas point, subject to a maximum credit of $365,000 per fuel gas point, and $1,000 per day for failure to connect a well on or before the applicable deadline for such well, subject to a maximum credit of $2,800,000 per well.
Our gathering agreement with HG Energy provides that in certain situations, such as an uncured default of any of our material obligations that has caused an interruption in our services for more than 45 days but less than 90 days, our dedicated acreage can be temporarily released from our dedication.
Our gathering agreement with CNX Gas also provides that if we fail for any reason, including an event of force majeure affecting us, to take all dedicated production tendered by our Sponsor at receipt points subject to the gathering agreement, the portion of dedicated production not taken by us is subject to a temporary release of dedication for as long as we fail to take such dedicated production, and if we fail to take such dedicated production for a period of more than five consecutive days or more than seven days in any 14 consecutive day period, our Sponsor has the right to have to a temporary release from dedication until the first day of the first calendar month that is 30 days following receipt by our Sponsor of a notice from us that we are ready to recommence receipt of the dedicated production. Any temporary releases of acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
We are responsible for mine subsidence costs in the future.
Portions of our gathering systems pass over coal mines. Activities related to the use and expansion of our gathering systems have historically, and may continue to, be affected by mine subsidence. Under the terms of our omnibus agreement, CNX Gathering agreed to indemnify us against costs or losses arising out of mine subsidence through September 2018. We are now liable for any costs or losses arising out of or attributable to mine subsidence without any right of reimbursement from CNX Gathering. For the year ended December 31, 2018, we incurred mine subsidence costs of approximately $0.4 million that were reimbursed to us by CNX Gathering.
We cannot predict the future amount of any costs or losses associated with mine subsidence that may impact our assets or our ability to meet the terms or obligations of our gas gathering agreements. Mine subsidence costs and losses that we incur in the future could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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

We may be unable to grow by acquiring the noncontrolling interests in, or assets of, our operating subsidiaries owned by CNX Gathering or CNX Resources, which could limit our ability to increase our distributable cash flow. Additionally, we may be unable to acquire additional properties from third parties in the future and any acquired properties may not provide the anticipated benefits.
Part of our strategy for growing our business and increasing distributions to our unitholders depends on our ability to make acquisitions that increase our distributable cash flow. Our growth strategy is premised in part on our expectation of future acquisitions from CNX Gathering of portions of its remaining noncontrolling interest in our non-wholly owned operating subsidiary or divestitures by CNX Gathering to our wholly-owned operating subsidiaries of assets owned by our non-wholly owned operating subsidiary or from future acquisitions from CNX Resources of other assets that it owns. Under our omnibus agreement we have only a right of first offer to purchase the noncontrolling interests in our operating subsidiaries retained by CNX Gathering.
Our ability to make such acquisitions will be premised on the parties deciding to sell these noncontrolling interests or assets, finding mutually agreeable terms acceptable to both parties, obtaining any necessary financing and having the ability to complete such acquisitions under existing debt agreements (including our credit facility) or other contracts. If CNX Gathering reduces its ownership interest in us, it may be less willing to sell to us such remaining noncontrolling interests or assets. If we do not acquire all or a significant portion of the noncontrolling interests in our operating subsidiaries held by CNX Gathering or if we fail to acquire on behalf of our wholly owned subsidiaries the assets of our non-wholly owned subsidiaries that are offered to us on favorable terms, our ability to grow our business and increase our cash distributions to our unitholders may be significantly limited.
In addition to future dropdowns from CNX Gathering, our future growth may be dependent on the acquisition of assets or businesses that complement or expand our current business. No assurance can be given that we will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire the identified targets. The success of any completed acquisition will depend on our ability to effectively integrate the acquired business into our existing operations and to identify and appropriately manage any liabilities assumed as part of the acquisition. The process of integrating acquired businesses or assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to make acquisitions in the future and successfully integrate the acquired businesses or assets into our existing operations could have a material adverse effect on our financial condition and results of operations.
If third-party pipelines, whether upstream or downstream, or other midstream facilities interconnected to our gathering systems become partially or fully unavailable, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.
Our assets connect to other pipelines or facilities that are owned and operated by unaffiliated third parties not within our control. These third-party pipelines, processing and fractionation plants, compressor stations and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, changes to operating conditions, delivery or receipt parameters, unavailability of firm transportation, lack of operating capacity, force majeure events, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. Additionally, our access to these pipelines and other midstream facilities may be impacted by issues related to other facilities that are not interconnected with our infrastructure. If any such increase in costs occurs or if any of these pipelines or other midstream facilities becomes unable to receive or transport natural gas, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.
To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.
In order to maintain and grow our business, we will need to make substantial capital expenditures to fund growth capital expenditures associated with our existing systems or to purchase or construct new midstream systems. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. In addition, we may be required to expand our midstream systems or construct additional midstream assets to services the production delivered by our customers under our existing gas gathering agreements. If we are unable to expand these systems or develop these assets, we may be in breach of our gas gathering agreements, which would negatively impact our business and financial condition. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional common units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or access the capital markets for future equity or debt offerings may be limited by our financial condition, the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may also be adversely impacted by any impairment to the financial condition of CNX Resources or adverse changes in CNX Resources’ credit ratings. Similarly, material adverse changes affecting CNX Resources could negatively impact our unit price, thus limiting our ability to raise capital or negatively affect our ability to engage in, expand or pursue our business activities or certain transactions that might otherwise be considered beneficial to us.
Even if we are successful in obtaining the necessary funds to support our growth plan, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then current distribution rate, which could materially decrease our ability to pay distributions at the then prevailing distribution rate. While we have historically received funding from CNX Resources, none of CNX Resources, CNX Gathering, our general partner or any of their respective affiliates is committed to providing any direct or indirect financial support to fund our growth.
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
The construction of additions or modifications to our existing systems involves numerous regulatory, environmental, political and legal uncertainties beyond our control, including complications relating to obtaining necessary rights-of-way, and may require the expenditure of significant amounts of capital. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all. Further, our revenues may not increase immediately (or at all) in connection with a particular project. For instance, if we build a new compression facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues until the project is completed. Additionally, we may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize and we may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
The provisions and restrictions in our revolving credit facility and other debt agreements, and the risks associated therewith, could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our $600.0 million revolving credit facility and the indenture governing our $400.0 million aggregate principal amount 6.5% senior notes due 2026 limit the incurrence of additional indebtedness unless specified tests or exceptions are met. In addition, our senior secured credit agreement and the indenture governing our 6.5% senior unsecured notes subject us to financial and/or other restrictive covenants. Under our senior secured credit agreement, we must comply with certain financial covenants on a quarterly basis including a minimum interest coverage ratio (no less than 2.50 to 1.00), a maximum secured leverage ratio (no greater than 3.50 to 1.00) and a maximum total leverage ratio (no greater than between 4.75 to 1.00 ranging to no greater than 5.50 to 1.00 in certain circumstances, each as defined therein. Our senior secured credit agreement and the indenture governing our 6.5% senior notes impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.
The degree to which we are leveraged could have important consequences, including, but not limited to increasing our vulnerability to general adverse economic and industry conditions, requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our outstanding debt, which could limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, development of our gas and coal reserves or other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and in the natural gas industries. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

Further, LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, LIBOR may disappear entirely or perform differently than in the past, and interest rates on our variable rate indebtedness and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected.
Environmental regulations can increase costs and introduce uncertainty that could adversely impact our or our customers’ operations.
As an owner and operator of gathering and compressing systems, we are subject to various stringent federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment, as are our customers. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose numerous obligations that are applicable to us and our respective customers’ operations. Failure to comply with these laws, regulations and permits may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. There is no assurance that changes in or additions to public policy regarding the protection of the environment and worker health and safety will not have a significant impact on our operations and profitability.
Our operations, and those of our customers, also pose risks of environmental liability due to leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to investigate, remediate, and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may also be subject to fines and penalties for such releases. We may be required to remediate contaminated properties currently or formerly operated by us regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations.
The Federal Endangered Species Act (“ESA”) and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify gas well pad siting or pipeline right of ways, or to develop and implement species-specific protection and enhancement plans and schedules to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA, including the Northern Long-Earned and Indiana bats. Further consideration for listing species within our operating region is expected, and we consider this uncertainty, as well as the cost to comply with stringent mitigation requirements, a risk to cost and operational timing.
Additionally, stream encroachment and crossing permits from the Army Corps of Engineers (“ACOE”) are often required for certain impacts our pipelines cause to streams and wetlands. In June 2017, the EPA and the ACOE proposed a rule that would initiate the first step in a two-step process intended to review and revise the definition of “waters of the United States” under the Clean Water Act. The EPA moved forward with the first step on December 11, 2018, when it issued a proposed, revised rule which would replace a prior 2015 rule with pre-2015 regulations, and which narrowed language defining “waters of the United States” under the Clean Water Act that existed prior to that time. This proposal is subject to public comment and the rulemaking process. The second step would be a notice-and-comment rulemaking in which federal agencies will conduct a substantive reevaluation of such definition. While we cannot at this time predict the final form that the rule will ultimately take, such rulemaking could lead to additional mitigation costs and severely limit our operations and the operations of our customers.
Other regulations applicable to the midstream and natural gas industry are under constant review for amendment or expansion at both the federal and state levels. Any future changes may increase the costs to us or our customers, which could adversely impact our cash flows and results of operations. For example, hydraulic fracturing is an important and common practice used by our customers that is used to stimulate production of hydrocarbons from tight unconventional shale formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas agencies. The disposal of produced water and other wastes in underground injection disposal wells is regulated by the EPA under the federal Safe Drinking Water Act or by various states in which we or our customers conduct operations under counterpart state laws and regulations. Some states, including those in which we operate, have adopted regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic operations, or otherwise seek to ban some or all of these activities. The imposition of new environmental initiatives and regulations could include restrictions on our customers’ ability to conduct hydraulic fracturing operations or to dispose of waste resulting from such operations, thereby reducing throughput on our gathering systems and other midstream systems, which could adversely impact our revenues. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of natural gas and liquids that move through our gathering systems, which in turn could materially adversely affect operations.
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
Existing and future governmental laws, regulations and other legal requirements and judicial decisions that govern our business may increase our costs of doing business, restrict our operations or impede our ability to satisfy our obligations under our gas gathering agreements.
There are numerous governmental regulations applicable to our and our customers’ industries that are not directly related to environmental regulation, many of which are under constant review for amendment or expansion at the federal and state level. Any future changes in such regulations, or changes promulgated by the courts, may affect, among other things, the pricing or marketing of our services or the natural gas production of our customers.
Our gathering and transportation operations are exempt from regulation by FERC Section 1(b) of the NGA. Although we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC jurisdiction. FERC determines whether facilities are gas gathering facilities on a case-by-case basis, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to determine that any of our facilities or services provided by us are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA and/or the NGPA, which could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows.
Other FERC regulations such as policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, may indirectly impact our business and the markets for products derived from these businesses. Failure to comply with any applicable FERC administered statutes, rules, regulations and orders could subject to substantial penalties and fines, up to $1,213,503 per day for each violation, which could have a material adverse effect on our results of operations and cash flows. Violations of the NGA or the NGPA could also result in administrative and criminal remedies and the disgorgement of any profits associated with the violation.
Additionally, some states have begun to adopt more stringent regulation and oversight of natural gas gathering lines than is currently required by federal standards. Pennsylvania, under Act 127, authorized the Public Utility Commission (“PUC”) oversight of Class I gathering lines, as well as requiring standards and fees associated with Class II and Class III pipelines. The State of Ohio also moved to regulate natural gas gathering lines in a similar manner pursuant to Ohio Senate Bill 315 (“SB315”). SB315 expanded the Ohio PUC's authority over rural natural gas gathering lines. These changes in interpretation and regulation could require changes in reporting as well as cause an increase in costs.
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
We may incur significant costs and liabilities as a result of pipeline operations and related increases in the regulation of gas gathering pipelines.
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
Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines, including civil penalties of up to $209,000 per violation, with a maximum of $2,909,022 for those related series of violations. In January 2017, PHMSA released a pre-publication copy of its final hazardous liquid pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements. However, due to the change in Presidential administrations, PHMSA’s final hazardous liquid pipeline safety rule has not yet taken effect, though PHMSA is expected to finalize its hazardous liquid pipeline safety rule in the near term. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all hazardous liquid gathering lines and gravity lines, including pipelines exempt from PHMSA regulations.
PHMSA also issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on natural gas and hazardous liquid pipeline operators, and in April 2016, published a Notice of Proposed Rule Making that would significantly modify existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. As proposed, compliance with the rule could have a material adverse effect on the Partnership’s operations. However, the ultimate impact of the rule on the Partnership remains uncertain until the rulemaking is finalized. The adoption of these regulations, which apply more comprehensive or stringent safety standards than we are currently subject to, could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Business — Regulation of Operations — Pipeline Safety Regulation” under Item 1 of Part I of this Annual Report on Form 10-K.
Climate change laws and regulations restricting emissions of greenhouse gases at the federal or state level could result in increased operating costs and reduced demand for the natural gas that we gather while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
The issue of global climate change continues to attract considerable public and scientific attention with underlying concern about the impacts of human activity, especially the emissions of greenhouse gases (“GHGs”) such as carbon dioxide (“CO2”) and methane, on the environment.
The EPA, under the Climate Action Plan, elected to regulate GHGs under the Clean Air Act (“CAA”) to limit emissions of CO2 from natural gas-fired power plants. On August 3, 2015, the EPA finalized the Carbon Pollution Standards to cut carbon emissions from new, modified and reconstructed power plants, which became effective on October 23, 2015. In August 2015, the EPA finalized the Clean Power Plan Rule to cut carbon pollution from existing power plants, which became effective on December 22, 2015. While consolidated petitions challenging the Clean Power Plan Rule are ongoing at the circuit court level, a mid-litigation application to the Supreme Court has resulted in a current stay of the Clean Power Plan Rule. In April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and in October 2017 published a proposed rule to formally repeal the Clean Power Plan. On August 20, 2018, the EPA issued the proposed “Affordable Clean Energy Rule.” The comment period on the proposal closed on October 31, 2018, and the EPA is considering the comments submitted. On November 21, 2018, the EPA filed a status report in which the EPA indicated that it expected to take final rulemaking action on a replacement rule for the Clean Power Plan in the first half of 2019.
The EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources that emit GHGs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified U.S. production sources including certain gathering and boosting activities and transmission pipelines. We monitor and file annual required reports for the GHG emissions from our operations in accordance with the GHG emissions reporting rule.
The EPA has also adopted rules to control volatile organic compound emissions from certain oil and gas equipment and operations as part of its initiative to reduce methane emissions. In response to subsequent judicial involvement, the EPA issued a proposed rule in July 2017 that would stay the methane rule for two years, but this rule is not yet final and is subject to public notice, comment, and legal challenges.

Additionally, some states in which we operate, including Pennsylvania, are contemplating measures, or have issued mandates, to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and potential cap-and-trade programs. Most of these types of programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available being reduced each year until a target goal is achieved. The cost of these allowances could increase over time.
While new laws and regulations are prompting power producers to shift from coal to natural gas, which is increasing demand for natural gas, new regulations that impose GHG limits thereby increasing the costs for permitting, equipping, monitoring and reporting GHGs associated with natural gas production and use.
Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to distribute cash and, accordingly, the market price for our common units.
Our operations are subject to all of the hazards inherent in the gathering and compression of natural gas, including damage to equipment and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism and acts of third parties; leaks or loss of natural gas or condensate as a result of the malfunction of, or other disruptions associated with, equipment or facilities; fires, ruptures, landslides, mine subsidence and explosions; and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for injury or loss of life; damage to and destruction of property, natural resources and equipment; pollution and other environmental damage; regulatory investigations and penalties; suspension of our operations; and repair and remediation costs.
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
Cyber-incidents could have a material adverse effect on our business, financial condition or results of operations.
Cyber-incidents, including cyber-attacks, may significantly affect us or the operations of our customers, as well as impact general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future incidents than other targets in the United States. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Our insurance may not protect us against such occurrences.
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
As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also has increased. A cyber-incident could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. SCADA-based systems are potentially vulnerable to targeted cyber-attacks due to their critical role in operations.
Our technologies, systems, networks, data centers and those of our business partners may become the target of cyber-incidents or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber-incidents, such as surveillance, may remain undetected for an extended period.
Deliberate attacks on our assets, or security breaches in our systems or infrastructure, the systems or infrastructure of third-parties, or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, damage to our reputation, other operational disruptions and third-party liability, including the following:

•
a cyber-incident impacting one of our vendors or service providers could result in supply chain disruptions, loss or corruption of our information or other negative consequences, any of which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;

•	a cyber-incident related to our facilities may result in equipment damage or failure;

•	a cyber-incident impacting downstream pipelines could prevent us from delivering product at the tailgate of our facilities, resulting in a loss of revenues;

•	a cyber-incident impacting a communications network or power grid could cause operational disruption resulting in loss of revenues;

•	a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and

•	business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our units.
Our implementation of various internal and externally-facing controls and processes, including appropriate internal risk assessment and internal policy implementation, globally incorporating a risk-based cyber security framework, to monitor and mitigate security threats and other strategies to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches or other cyber-incidents from occurring. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
We do not have any officers or employees and rely on officers of our general partner and employees of our Sponsor.
We are managed and operated by the board of directors and executive officers of our general partner. Our general partner has no employees and relies on the employees of our Sponsor to conduct our business and activities.
Our Sponsor conducts businesses and activities of its own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to both our general partner and our Sponsor. If our general partner and the officers and employees of our Sponsor do not devote sufficient attention to the management and operation of our business and activities, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected.
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
Increases in interest rates or changes in interest rate benchmarking practices, as a result of recent regulatory developments or otherwise, could adversely impact our business, common unit price, our ability to issue equity or incur debt for acquisitions, capital expenditures or other purposes and our ability to make cash distributions at our intended levels.
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
Further, LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, LIBOR may disappear entirely or perform differently than in the past, and interest rates on our variable rate indebtedness and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected.
Assuming an outstanding balance on the revolving credit facility of $84.0 million, an increase of one percentage point in the interest rates would have resulted in an increase in interest expense during 2018 of $0.8 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Terrorist activities could materially and adversely affect our business and results of operations.
Terrorist attacks, including eco-terrorism, and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to these acts, could affect the energy industry, the environment and industry-related economic conditions, including our operations and the operations of our customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future attacks than other targets in the United States. The occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy in unpredictable ways, including the disruption of energy supplies and markets, increased volatility in commodity prices or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially and adversely affect our business and results of operations. Our insurance may not protect us against such occurrences.
Negative public perception regarding our industry could have an adverse effect on our operations.
Negative public perception regarding our industry resulting from, among other things, operational incidents or concerns raised by advocacy groups about hydraulic fracturing, emissions and pipeline projects, could result in increased regulatory scrutiny, which could then result in additional laws, regulations, guidelines and enforcement interpretations, at the federal or state level. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.
Risks Inherent in an Investment in Us
Our general partner and its affiliates, including CNX Resources, have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of CNX Resources, which is under no obligation to adopt a business strategy that favors us.
As of December 31, 2018, CNX Resources owns an aggregate 33.4% limited partner interest in us. CNX Resources, through its ownership of CNX Gathering, also owns a 2.0% general partner interest and owns and controls our general partner. In addition, CNX Gathering owns a 95% noncontrolling equity interest in our Additional Systems. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, CNX Gathering. Conflicts of interest may arise between CNX Resources and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including CNX Resources, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires CNX Resources to pursue business strategies that favor us or utilize our assets, which could involve decisions by CNX Resources to increase or decrease natural gas production on our dedicated acreage, release portions of their dedicated acreage, as permitted by the terms the gas gathering agreements, pursue and grow particular markets or undertake acquisition opportunities for itself. CNX Resources’ directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of CNX Resources;

•	CNX Resources may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

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

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our gathering agreements with CNX Resources;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

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

Neither our partnership agreement nor our omnibus agreement prohibits CNX Resources or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including CNX Resources and executive officers and directors of our general partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, CNX Resources and other affiliates of our general partner, including CNX Gathering, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from CNX Resources and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.
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
As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above. Examples of decisions that our general partner may make in its individual capacity include, among others:

•	how to allocate corporate opportunities among us and other affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to elect to reset target distribution levels;

•
whether to transfer the incentive distribution rights or any units it owns to a third party or to transfer the incentive distribution rights to us in exchange for cash and/or additional common units; and

•	whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to our partnership agreement.
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
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and operational services agreement, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we are required to reimburse CNX Resources for the provision of certain administrative support services to us. Under our operational services agreement, we are required to reimburse CNX Resources for the provision of certain maintenance, operating, administrative and construction services in support of our operations. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The costs and expenses for which we will reimburse our general partner and its affiliates may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.
Unitholders have very limited voting rights and, even if they are dissatisfied, they will have limited ability to remove our general partner.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders have no “say-on-pay” advisory voting rights. Unitholders have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by its sole member, CNX Gathering, which is owned by CNX Resources. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which our common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Our general partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. As of December 31, 2018, CNX Resources owned approximately 34.1% of our total outstanding common units. As a result, our public unitholders have limited ability to remove our general partner.
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
The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person who is not an affiliate of CNX Resources:

•	management of our business may no longer reside solely with our current general partner; and

•
affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us except with respect to rights of first offer contained in our omnibus agreement.

CNX Resources may sell common units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
CNX Resources currently holds 21,692,198 common units. Our partnership agreement provides CNX Resources with certain registration rights under applicable securities laws. The sale of the common units held by CNX Resources in the public or private markets could have an adverse impact on the market for and price of our common units.
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
Affiliates of our general partner, including CNX Resources and CNX Gathering, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us except with respect to rights of first offer contained in our omnibus agreement.
Neither our partnership agreement nor our omnibus agreement prohibit CNX Resources or any other affiliates of our general partner, including CNX Gathering, from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including CNX Resources and executive officers and directors of our general partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, CNX Resources and other affiliates of our general partner, including CNX Gathering, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from CNX Resources and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow.

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on your investment. Our unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2018, CNX Resources owns approximately 34.1% of our outstanding common units.
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
If our general partner elects to reset the target distribution levels, it will be entitled to receive (i) a number of common units equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in such two quarters and (ii) additional general partner interest necessary to maintain our general partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units and general partner interests in connection with resetting the target distribution levels. Additionally, our general partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled.

Units held by persons who our general partner determines are not “eligible holders” at the time of any requested certification in the future may be subject to redemption.
As a result of certain laws and regulations to which we are or may in the future become subject, we may require owners of our common units to certify that they are both U.S. citizens and subject to U.S. federal income taxation on our income. Units held by persons who our general partner determines are not “eligible holders” at the time of any requested certification in the future may be subject to redemption. “Eligible holders” are limited partners whose (or whose owners’) (i) U.S. federal income tax status or lack of proof of U.S. federal income tax status does not have and is not reasonably likely to have, as determined by our general partner, a material adverse effect on the rates that can be charged to customers by us or our subsidiaries with respect to assets that are subject to regulation by the FERC or similar regulatory body and (ii) nationality, citizenship or other related status does not create and is not reasonably likely to create, as determined by our general partner, a substantial risk of cancellation or forfeiture of any property in which we have an interest. The aggregate redemption price for redeemable interests will be an amount equal to the current market price (the date of determination of which will be the date fixed for redemption) of limited partner interests of the class to be so redeemed multiplied by the number of limited partner interests of each such class included among the redeemable interests. The units held by any person the general partner determines is not an eligible holder will not be entitled to voting rights.
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
Our partnership agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) shall be the exclusive forum for any claims, suits, actions or proceedings (i) arising out of or relating in any way to our partnership agreement, (ii) brought in a derivative manner on our behalf, (iii) asserting a claim of breach of a duty owed by any of our, or our general partner’s, directors, officers, or other employees, or owed by our general partner, to us or our partners, (iv) asserting a claim against us arising pursuant to any provision of the Delaware Act or (v) asserting a claim against us governed by the internal affairs doctrine.
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
Our common units have a limited trading volume compared to other publicly traded securities.
Our common units are listed on the NYSE under the symbol “CNXM.” However, daily trading volumes for our common units are, and may continue to be, relatively small compared to many other securities quoted on the NYSE. The price of our common units may, therefore, be volatile.
We are a publicly traded partnership which as an asset class and investment vehicle carries different risks than certain other securities that trade on public exchanges. As such, we have a limited investor base which can invest in us which may affect our common unit trading volumes. We are also subject to the general risks around market sentiment and demand of the publicly traded partnership asset class.

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
Moreover, registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase of additional interests in our midstream systems from CNX Resources, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

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
For partnership tax years beginning after 2017, the rules for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit were altered. Under these rules, unless we are eligible to, and do, issue revised Schedules K-1 to our partnership with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.
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
We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
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

Effective January 4, 2018, the Partnership’s common units were listed on the NYSE under the symbol “CNXM.” Prior to January 4, 2018, the Partnership’s common units were listed on the NYSE under the symbol “CNNX.” The following table sets forth the range of high and low sales prices of the Partnership’s common units as reported on the NYSE and the cash distributions per unit declared on the common units during each quarter for the years ended December 31, 2018 and 2017:

	High	Low	Distributions
Year ended December 31, 2018:
Quarter ended December 31, 2018	$20.05	$15.25	$0.3479
Quarter ended September 30, 2018	$20.96	$19.00	$0.3361
Quarter ended June 30, 2018	$21.00	$17.16	$0.3245
Quarter ended March 31, 2018	$21.05	$16.82	$0.3133

Year ended December 31, 2017:
Quarter ended December 31, 2017	$17.76	$15.25	$0.3025
Quarter ended September 30, 2017	$21.00	$15.82	$0.2922
Quarter ended June 30, 2017	$23.78	$17.13	$0.2821
Quarter ended March 31, 2017	$25.56	$20.30	$0.2724

Transfer Agent and Registrar
The transfer agent and registrar for our common units is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120.
Unitholders Profile
We declared a cash distribution of $0.3603 per common unit on January 16, 2019, which will be paid on February 13, 2019 to unitholders of record as of the close of business on February 5, 2019. As of December 31, 2018, there were four registered unitholders of our common units.
Equity Compensation Plan Information
Please read “Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for additional information.
Market Repurchases
The Partnership did not repurchase any of its common units during the years ended December 31, 2018 or 2017.
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

The following table presents selected financial data of the Partnership as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected consolidated balance sheet data as of December 31, 2018 and 2017 and the selected consolidated statement of operations data and of cash flows data for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 and the selected consolidated statement of operations data and of cash flows data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K.
In connection with the closing of our IPO on September 30, 2014, CNX Gathering contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems (which we transferred to our Sponsor in May 2018) and a 5% controlling interest in our Additional Systems. Effective November 16, 2016, the Partnership completed the acquisition of the remaining 25% noncontrolling interest in our Anchor Systems, which brought the Partnership’s controlling ownership in that system to 100%. As required by accounting principles generally accepted in the United States (“GAAP”), we consolidate 100% of the assets and operations of all of our operating subsidiaries in our financial statements for all periods following the IPO. Net income attributable to general and limited partner ownership interest in CNX Midstream Partners LP includes only the unitholders’ controlling interests in the Partnership following the IPO.
The following table should be read together with, and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in this Annual Report on Form 10-K. The table should also be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Information and Supplementary Data.”

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
CONSOLIDATED STATEMENTS OF OPERATIONS:	(in thousands, except per share amounts)
Total gathering revenue	$256,668	$233,848	$239,211	$203,423	$130,087
Net income	$138,995	$134,062	$130,122	$115,531	$64,827
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP (1)	$134,042	$114,993	$96,486	$71,247	$15,378

Net income per limited partner unit - basic	$1.90	$1.72	$1.59	$1.20	$0.26
Net income per limited partner unit - diluted	$1.89	$1.72	$1.58	$1.20	$0.26

	As of December 31,
	2018	2017	2016	2015	2014
CONSOLIDATED BALANCE SHEETS:	(in thousands)
Property and equipment, net	$891,775	$899,278	$878,560	$866,309	$622,746
Total assets	$925,428	$926,589	$918,557	$924,425	$686,804
Total debt, including current portion and revolving credit facility	$477,215	$149,500	$167,000	$73,500	$31,300
Total partners’ capital and noncontrolling interest	$399,314	$751,111	$725,261	$803,142	$582,763

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
CASH FLOW STATEMENT DATA:	(in thousands)
Net cash flows provided by (used in):
Operating activities	$180,115	$155,550	$160,089	$116,017	$84,694
Investing activities	$(138,869)	$(26,835)	$(45,328)	$(291,211)	$(269,601)
Financing activities	$(40,474)	$(131,942)	$(108,557)	$172,159	$182,183

OTHER DATA:
Capital expenditures	$145,331	$48,366	$50,660	$291,211	$269,686
EBITDA(2)(4)	$184,548	$161,314	$153,122	$131,419	$72,181
Adjusted EBITDA(2)(4)	$189,460	$166,404	$163,980	$131,821	$72,181
Adjusted EBITDA attributable to general and limited partner ownership interest in CNX Midstream Partners LP(3)(4)	$174,675	$136,076	$110,547	$80,310	$63,460
Distributable Cash Flow(3)(4)	$138,562	$117,031	$96,166	$70,919	$57,452

(1) In 2014, the amount reflects only the general and limited partner interest in net income for the period from September 30, 2014 through December 31, 2014. See Item 8, Note 1 - Description of Business.
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
We believe that the presentation of distributable cash flow in this Annual Report on Form 10-K provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable cash flow excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our distributable cash flow may not be comparable to similarly titled measures that other companies may use.
(4) The following table presents a reconciliation of the non-GAAP measures of EBITDA, Adjusted EBITDA, Adjusted EBITDA attributable to general and limited partner interests in CNX Midstream Partners LP and distributable cash flow to the most directly comparable GAAP financial measure of net income.

	For the Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net Income	$138,995	$134,062	$130,122	$115,531	$64,827
Depreciation expense	21,939	22,692	21,201	15,053	7,330
Interest expense	23,614	4,560	1,799	835	24
EBITDA	$184,548	$161,314	$153,122	$131,419	$72,181
Non-cash unit-based compensation expense	2,411	1,176	775	402	—
Loss on asset sales	2,501	3,914	10,083	—	—
Adjusted EBITDA	$189,460	$166,404	$163,980	$131,821	$72,181
Less:
Net income attributable to noncontrolling interest	4,953	19,069	33,636	44,284	7,858
Depreciation expense attributable to noncontrolling interest	3,128	7,147	9,597	6,799	863
Other expenses attributable to noncontrolling interest	4,329	394	621	428	—
Loss on asset sales attributable to noncontrolling interest	2,375	3,718	9,579	—	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$174,675	$136,076	$110,547	$80,310	$63,460
Less: cash interest expense, net to the Partnership	19,221	4,387	1,310	407	—
Less: maintenance capital expenditures, net to the Partnership	16,892	14,658	13,071	8,984	6,008
Distributable Cash Flow	$138,562	$117,031	$96,166	$70,919	$57,452

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please read see “Item 1A. Risk Factors.” and the section entitled “Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Unless otherwise indicated, references in this Annual Report on Form 10-K to the “Predecessor,” “we,” “our,” or “us” or like terms, when referring to period prior to September 30, 2014, refer to CNX Gathering LLC, our predecessor for accounting purposes. References to the “Partnership,” “we,” “our,” “us” or similar expressions, when referring to periods after September 30, 2014, refer to CNX Midstream Partners LP, including its consolidated subsidiaries.
Overview
We are a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), which is a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX Resources”).
2018 Highlights
Financial Highlights
The Partnership continued its solid financial performance during the year ended December 31, 2018. Compared to the year ended December 31, 2017, results attributable to the general and limited partner ownership interests in the Partnership increased primarily as a result of the Shirley-Penns Acquisition described below. Results net to the Partnership, with the exception of operating cash flows, which is reported on a gross consolidated basis, were as follows for the years ended December 31, 2018 and 2017, respectively:

•	Net income of $134.0 million as compared to $115.0 million;

•	Adjusted EBITDA of $174.7 million as compared to $136.1 million; and

•	Distributable cash flow of $138.6 million as compared to $117.0 million.
A discussion of why the above metrics are important to management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) follows below.
Throughput Highlights
During the quarter and year ended December 31, 2018, the Partnership achieved its highest gross throughput levels since the IPO, culminating with 1,700 BBtu/day gathered in the fourth quarter. Net to the Partnership, throughput levels were 1,645 BBtu/day during the fourth quarter (comprised of 871 BBtu/day of dry gas, 609 BBtu/day of wet gas, and 165 BBtu/day of condensate and other volumes gathered under short-haul agreements in the Anchor Systems.) See “Results of Operations” for additional information related to throughput levels for the year ended December 31, 2018.
Quarterly Cash Distribution
The Partnership declared a cash distribution to its unitholders of $0.3603 per unit on January 16, 2019, which represents a 3.6% increase from the third quarter 2018 distribution of $0.3479 per unit and a 15.0% increase from the fourth quarter 2017 distribution of $0.3133 per unit.
CNX Resources’ Acquisition of General Partner
On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), an indirect wholly owned subsidiary of CNX Resources, acquired from NBL Midstream, LLC (“NBL Midstream”), a wholly owned subsidiary of Noble Energy, Inc. (“Noble Energy”), NBL Midstream’s 50% interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “Transaction”).
As a result of the Transaction, CNX Resources became our sole Sponsor.

Transactions with our Sponsor and HG Energy II Appalachia, LLC
On May 3, 2018, we announced a strategic transaction with our Sponsor, pursuant to which we amended our gas gathering agreement (“GGA”) with CNX Resources to provide for the following (collectively, the “CNX Transactions”):

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
Following the CNX and HG Energy Transactions, the aggregate number of well commitments in the Anchor Systems to the Partnership increased from 140 wells over the course of the next five years to 192 wells. At December 31, 2018, the Partnership has no remaining interests in the Growth Systems or the Moundsville area assets that were historically included within the Additional Systems.
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
In connection with the Shirley-Penns Acquisition, we amended the Second Amended and Restated GGA (discussed below) to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the GGA for all natural gas we gather up to a specified amount per day through December 31, 2031. For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.3588 per MMBtu in 2019, which will escalate by 2.5% annually on January 1.
Our Gathering Agreements with CNX Gas and HG Energy
On January 3, 2018, we entered into the Second Amended and Restated GGA, which is a 20-year fixed-fee gathering agreement, with CNX Gas that amended and restated the previous gathering agreement with CNX Gas in its entirety. The fees for services we provide in the Marcellus Shale for existing wells that were covered under the prior agreement remain unchanged in the new agreement, which among other things, dedicated additional acreage in the Utica Shale in and around the McQuay area and Wadestown area. See Part I. Item 1. Business—“Our Gathering Agreements with CNX Gas and HG Energy” for more information.
The Second Amended and Restated GGA also commits CNX Gas to drill and complete the following number of wells in the McQuay area within the Anchor Systems in the periods indicated, provided that if a certain number of wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells will be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:

•	January 1, 2018 to December 31, 2018 - 30 wells (deficiency payment of $3.5 million per well)

•	January 1, 2019 to April 30, 2020 - 40 wells (deficiency payment of $3.5 million per well)

•	May 1, 2020 to April 30, 2021 - 40 wells (deficiency payment of $2.0 million per well)

•	May 1, 2021 to April 30, 2022 - 30 wells (deficiency payment of $2.0 million per well)
In the event that CNX Gas drills wells and completes a number of wells in excess of the number of wells required to be drilled and completed in such period, (i) the number of excess wells drilled and completed during such period will be applied to the minimum well requirement in the succeeding period or (ii) to the extent CNX Gas was required to make deficiency payments for shortfalls in the preceding period, CNX Gas may elect to cause the Partnership to pay a refund in an amount equal to (x) the number of excess wells drilled and completed during the period, multiplied by (y) the deficiency payment paid per well during the period in which the shortfall occurred. CNX Gas satisfied its minimum well obligation for the year ended December 31, 2018.
In connection with the Shirley-Penns Acquisition, the Second Amended and Restated GGA was amended to add a minimum volume commitment (“MVC”) on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the GGA for all natural gas we gather up to a specified amount per day through December 31, 2031. We expect to recognize minimum revenue of $21.4 million and $34.7 million, respectively, during the years ending December 31, 2019 and December 31, 2020 under the MVC. For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.3588 per MMBtu in 2019, which will escalate by 2.5% on January 1 of each year. See Part II. Item 8. Financial Statements and Supplementary Data—Note 5—Related Party Transactions for additional information.
In connection with the CNX Transactions, the Second Amended and Restated GGA was further amended. Following the amendment, CNX Gas is committed to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems through 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:

•	July 1, 2018 to December 31, 2020 - 15 wells (deficiency payment of $2.8 million per well)

•	January 1, 2021 - December 31, 2023 - 25 wells (deficiency payment of $2.8 million per well)
Under the gathering agreements with CNX Gas and HG Energy, effective January 1, 2019, we will receive a fee based on the type and scope of the midstream services we provide, summarized as follows:

•	With respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we receive a fee of $0.442 per MMBtu.

•
With respect to natural gas that requires downstream processing, or wet gas, we receive a fee of $0.304 per MMBtu in the Pittsburgh International Airport area and a fee of $0.607 per MMBtu for all other areas in the dedication area.

•	Our fees for condensate services are $5.52 per Bbl in the Majorsville area and the Shirley-Penns area.
Each of the foregoing fees paid by CNX Gas or HG Energy, as applicable, escalates by 2.5% annually, through and including the final calendar year of the initial term. For additional information related to our gas gathering agreements with CNX Gas and HG Energy, and amendments thereto, see Part I. Item 1. Business—“Our Gathering Agreements with CNX Gas and HG Energy” and Item 1A. Risk Factors—Risks Related to Our Business—“Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations.”
As of January 31, 2019, our gas gathering agreements include dedications of approximately 375,000 aggregate net acres.
Factors Affecting the Comparability of Our Financial Results
On November 16, 2016 the Partnership acquired the remaining 25% limited partner noncontrolling interest in the Anchor Systems from CNX Gathering in exchange for (i) cash consideration of $140.0 million, (ii) the Partnership’s issuance of 5,183,154 common units representing limited partner interests in the Partnership at an issue price of $20.42 per common unit, and (iii) the Partnership’s issuance to the general partner of an additional general partner interest in the Partnership in an amount necessary for the general partner to maintain its 2% general partner interest in the Partnership (the “Anchor Systems Acquisition”). Our results, net to the Partnership, include 100% of the Anchor Systems beginning on November 16, 2016.
As of March 16, 2018, the date the Shirley-Penns Acquisition was consummated, our results of operations, net to the Partnership, include 100% of the earnings of the Shirley-Penns System. However, our results of operations for the year ended December 31, 2017 and for the period from January 1, 2018 to March 16, 2018 include only 5% of the earnings of the Shirley-Penns System, net to the Partnership.
As of May 2, 2018, the date that the CNX and HG Energy Transactions were consummated, the Partnership has no remaining interest in the Growth Systems or in the Moundsville area of the Additional Systems. Total revenues associated with the Growth Systems and the Moundsville area were approximately $6.6 million for the period from January 1, 2018 through May 2, 2018.

For the reasons described above, our results of operations for the years ended December 31, 2018, 2017 and 2016, net to the Partnership, are not comparable.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes; (ii) EBITDA and Adjusted EBITDA; (iii) distributable cash flow and (iv) operating expenses.
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of natural gas and condensate that we gather, which is primarily affected by our customers’ upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. The willingness of our customers to engage in new drilling is determined by a number of factors, which include the prevailing and projected prices of natural gas and natural gas liquids (“NGLs”), the cost to drill and operate a well, the relative economics of alternative drilling opportunities available to our customers, the availability and cost of capital, and environmental and government regulations.
In order to meet our contractual obligations under our gathering agreements with our Sponsor, and to a lesser degree HG Energy, with respect to new wells drilled on our dedicated acreage, we plan to incur significant capital expenditures in 2019 to extend and expand our gathering systems and facilities to the new wells these customers drill. Our Sponsor, through its ownership interests in CNX Gathering, is responsible for its proportionate share (95%) of the total capital expenditures associated with the ongoing build-out of our midstream systems in the Additional Systems.
Because the production rate of a natural gas well declines over time, we must continually obtain new supplies of natural gas and condensate to maintain or increase the throughput volumes on our midstream systems. Our ability to maintain or increase existing throughput volumes and obtain new supplies of natural gas and condensate are impacted by:

•	successful drilling activity by our customers on our dedicated acreage and our ability to fund the capital costs required to connect our gathering systems to new wells;

•	our ability to utilize the remaining uncommitted capacity on, or add additional capacity to, our gathering systems;

•	the level of work-overs and re-completions of wells on existing pad sites to which our gathering systems are connected;

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
Adjusted EBITDA & Distributable Cash Flow
Adjusted EBITDA and distributable cash flow are non-GAAP measures that we believe provide information useful to investors in assessing our financial condition and results of operations. For a discussion on how we define Adjusted EBITDA and distributable cash flow and the supporting reconciliations to their most directly comparable GAAP financial measures, please read “Non-GAAP Financial Measures” beginning on page 57.
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
Industry Outlook
Although the Partnership does not have direct exposure to commodity price risk, our customers are significantly exposed to commodity price risk. Notwithstanding some commodity price increases in the second half of 2018, global energy commodity prices have declined in general over the last few years, and natural gas, NGL and crude oil prices have generally declined as a result of several factors, including increased worldwide natural gas and crude oil supply and strong competition among natural gas and oil producing countries for market share.
On average, Henry Hub natural gas traded at approximately $3.16 per MMBtu throughout 2018, which is an increase from the 2017 average of $3.01 per MMBtu. According to the U.S. Energy Information Administration (“EIA”), national prices increased gradually through much of the year, with significant price increases during October and November, before declining at the end of December. The EIA is forecasting the average to be $2.89 per MMBtu in 2019 and $2.92 per MMBtu in 2020 due to increased inventory levels in addition to expected production growth keeping pace with demand and export growth.
Since 2014, natural gas spot prices in the Appalachian Basin have traded at a discount to Henry Hub because pipeline capacity to flow natural gas to other regions has been limited. The spread in natural gas spot prices between the Henry Hub in Louisiana and the Appalachian region continued to narrow in 2018, as a result of pipeline capacity buildout in the Appalachian region, which brought natural gas to demand centers outside the region.

Company Outlook
We have made significant progress over the course of 2018 to improve our long-term business outlook by increasing the scope of our accretive organic growth opportunities, reducing financial and operating risks, and sustainably improving our operating cost structure. During 2018, we amended the gas gathering agreements with our two primary customers with the intent to backstop and de-risk our forward capital investment activity and distribution growth targets. In addition, the series of financing transactions we completed earlier in the year add substantial liquidity to allow us to execute on high rate of return organic growth projects on an expanding acreage dedication, while limiting our capital markets needs. Further, our operating costs reached the lowest per unit levels in the Partnership’s history in 2018 as a result of optimizing contractor and company employee mix while expanding the use of remote and automated technology functions. For the year ending December 31, 2019, we anticipate significant capital expenditures to further our growth plan.
We continue to remain committed to growing value for our investors over the long term by allocating capital investment to high rate of return midstream projects and delivering cash distribution growth to our investors over the long term. The Board of Directors of our general partner approves all cash distributions on a quarterly basis, subject to the terms of our partnership agreement, which requires that we distribute all of our available cash each quarter. Available cash is a metric that the Board of Directors of our general partner has considerable discretion in determining, and the Board of Directors weighs many factors in making this determination, including the consideration of maximizing the long term value and total returns for the holders of our common units.
Although we expect that our Sponsor will continue to present us with drop down opportunities in the future, we do not know when or if such opportunities may be presented. Please read Item 1A. “Risk Factors - We may be unable to grow by acquiring noncontrolling interests in our operating subsidiaries owned by CNX Gathering, which could limit our ability to increase our distributable cash flow” for more information.

Results of Operations
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	For the Years Ended December 31,
(in thousands)	2018	2017	Change ($)	Change (%)
Revenue
Gathering revenue — related party	$167,048	$184,693	$(17,645)	(9.6)%
Gathering revenue — third party	89,620	49,155	40,465	82.3%
Total Revenue	256,668	233,848	22,820	9.8%

Expenses
Operating expense — related party	19,814	25,513	(5,699)	(22.3)%
Operating expense — third party	27,343	26,640	703	2.6%
General and administrative expense — related party	13,867	10,750	3,117	29.0%
General and administrative expense — third party	8,595	5,717	2,878	50.3%
Loss on asset sales	2,501	3,914	(1,413)	(36.1)%
Depreciation expense	21,939	22,692	(753)	(3.3)%
Interest expense	23,614	4,560	19,054	417.9%
Total Expense	117,673	99,786	17,887	17.9%
Net Income	$138,995	$134,062	$4,933	3.7%
Less: Net income attributable to noncontrolling interest	4,953	19,069	(14,116)	(74.0)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$134,042	$114,993	$19,049	16.6%

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	716	15	9	740
Wet Gas (BBtu/d) [2]	554	1	106	661
Other (BBtu/d) [3]	66	—	7	73
Total Gathered Volumes [1]	1,336	16	122	1,474

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2017

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	595	47	15	657
Wet Gas (BBtu/d) [2]	478	4	114	596
Other (BBtu/d) [3]	5	—	8	13
Total Gathered Volumes [1]	1,078	51	137	1,266
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
Total revenue increased approximately 9.8% to $256.7 million for the year ended December 31, 2018 compared to approximately $233.8 million for the year ended December 31, 2017, while gathered volumes increased approximately 16.4% in the current year compared to the prior year. The volume change was primarily due to increased production within the Shirley-Penns System, which impacted the amount of wet natural gas that we gathered when compared to the prior year, as well as the impact from approximately 40 wells turned in line in our Anchor dry gas systems in the second half of 2018.
The fees we charged CNX Resources and Noble Energy, prior to the sale of its upstream assets to HG Energy on June 28, 2017 (the “Noble Energy Asset Sale”), were recorded in gathering revenue - related party in our consolidated statements of operations. Following consummation of the Noble Energy Asset Sale, fees from gathering services we performed for HG Energy, as well as for other third party shippers, were recorded in gathering revenue - third party in our results of operations.
Operating Expense
Total operating expense was approximately $47.2 million for the year ended December 31, 2018 compared to approximately $52.2 million for the year ended December 31, 2017. Included in total operating expense is electrically-powered compression expense of $15.5 million for the year ended December 31, 2018 compared to $16.4 million for the year ended December 31, 2017, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 11.5% in the current year when compared to the prior year, primarily as a result of continued adherence to operating cost control measures implemented by our operations team over the past few years.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $22.5 million for the year ended December 31, 2018 compared to approximately $16.5 million for the year ended December 31, 2017. The increase is primarily related to costs incurred in connection with the Shirley-Penns Acquisition and HG Energy Transaction as well as to support additional volumes of natural gas that we have gathered throughout the current year.
Loss on Asset Sales
During the year ended December 31, 2018, the Partnership sold property and equipment with a carrying value of $8.6 million to an unrelated third party for $5.8 million in cash proceeds, which resulted in a loss of $2.8 million. The loss was partially offset by a gain on the sale of a small portion of our pipe stock of $0.3 million. As neither of the assets that were sold were within the Anchor Systems, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was not significant.
During the year ended December 31, 2017, the Partnership sold property and equipment with a carrying value of $17.4 million to CNX Gas for $14.0 million in cash proceeds, which resulted in a loss of $3.4 million. The assets sold were previously within the Additional Systems; accordingly, the net impact to earnings attributable to general and limited partners' ownership interests in the Partnership was approximately $0.2 million. We also sold a significant portion of our pipe stock to an unrelated third party for approximately $0.5 million below its carrying value during the year ended December 31, 2017.
Depreciation
We depreciate our property and equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $21.9 million for the year ended December 31, 2018 compared to approximately $22.7 million for the year ended December 31, 2017. Depreciation expense decreased in the current year primarily as a result of the HG Energy Transaction that we completed in the second quarter of 2018, pursuant to which we distributed our interests in the Growth Systems and the Moundsville midstream assets in the Additional Systems to CNX Gathering, an affiliate of our Sponsor.
Interest Expense
Interest expense is comprised of interest on our Senior Notes as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $23.6 million in the year ended December 31, 2018 compared to approximately $4.6 million for the year ended December 31, 2017. The increase in interest expense is primarily due to the interest related to our Senior Notes, the proceeds of which were primarily used to fund the Shirley-Penns Acquisition.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	For the Years Ended December 31,
(in thousands)	2017	2016	Change ($)	Change (%)
Revenue
Gathering revenue — related party	$184,693	$239,211	$(54,518)	(22.8)%
Gathering revenue — third party	49,155	—	49,155	100.0%
Total Revenue	233,848	239,211	(5,363)	(2.2)%

Expenses
Operating expense — related party	25,513	29,771	(4,258)	(14.3)%
Operating expense — third party	26,640	30,405	(3,765)	(12.4)%
General and administrative expense — related party	10,750	10,446	304	2.9%
General and administrative expense — third party	5,717	5,384	333	6.2%
Loss on asset sales	3,914	10,083	(6,169)	(61.2)%
Depreciation expense	22,692	21,201	1,491	7.0%
Interest expense	4,560	1,799	2,761	153.5%
Total Expense	99,786	109,089	(9,303)	(8.5)%
Net Income	$134,062	$130,122	$3,940	3.0%
Less: Net income attributable to noncontrolling interest	19,069	33,636	(14,567)	(43.3)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$114,993	$96,486	$18,507	19.2%

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2017

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	595	47	15	657
Wet Gas (BBtu/d) [2]	478	4	114	596
Other (BBtu/d) [3]	5	—	8	13
Total Gathered Volumes [1]	1,078	51	137	1,266

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2016

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	714	63	20	797
Wet Gas (BBtu/d) [2]	468	6	73	547
Other (BBtu/d) [3]	5	—	5	10
Total Gathered Volumes [1]	1,187	69	98	1,354
1 On March 16, 2018, the Partnership, through its 100% interest in the Anchor Systems, consummated the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and production related to the Shirley-Penns System. However, in accordance with ASC 280 - Segment Reporting, information is reported in the tables above, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2016. See “Acquisition of Shirley-Penns System” above.
2 Classification as dry or wet is based upon the shipping destination of the related volumes. Because our customers have the option to ship a portion of their natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, volumes may be classified as “wet” in one period and as “dry” in the comparative period.
3 Consists solely of condensate handling in the years ended December 31, 2017 and 2016.

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
Total revenue decreased approximately 2.2% to $233.8 million for the year ended December 31, 2017 compared to approximately $239.2 million for the year ended December 31, 2016, while gathered volumes decreased approximately 6.5% in the comparative periods. The volume decrease was primarily within our Anchor Systems. The revenue decrease compared to the prior year was less than the volume decrease primarily because of the mitigating impact of the positive mix of wet gas gathered versus dry gas gathered in the current year compared to the prior year, coupled with the annual 2.5% increase in gathering fees that we charge pursuant to our gas gathering agreements.
The fees we charged CNX Resources and Noble Energy, prior to consummation of the Noble Energy Asset Sale on June 28, 2017, were recorded in gathering revenue - related party in our consolidated statements of operations. Following consummation of the Noble Energy Asset Sale, fees from gathering services we performed for HG Energy, as well as for other third party shippers, were recorded in gathering revenue - third party in our results of operations.
Operating Expense
Total operating expense was approximately $52.2 million for the year ended December 31, 2017 compared to approximately $60.2 million for the year ended December 31, 2016. Included in total operating expense is electrically-powered compression expense of $16.4 million and $16.9 million for the years ended December 31, 2017 and 2016, respectively, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 17.3% in the current year when compared to the prior year, primarily as a result of continued adherence to operating cost control measures implemented by our operations team through the year.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $16.5 million for the year ended December 31, 2017 compared to approximately $15.8 million for the year ended December 31, 2016. The increase year over year was related primarily to legal and other professional costs incurred related to the Transaction, compared to those costs incurred in the prior year as a result of the Anchor Systems Acquisition and the dissolution of the upstream joint venture originally formed by CNX and Noble Energy.
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
During the year ended December 31, 2016, we sold a portion of excess pipe stock to an unrelated third party for approximately $10.1 million below its carrying value.  Because the pipe stock was in the Growth Systems, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was $0.5 million.
Depreciation
We depreciate our property and equipment on a straight-line basis, with useful lives ranging from 25-40 years. The change in depreciation expense between 2017 and 2016 was not significant due to relatively low capital spending in each year.
Interest Expense
Interest expense in the relevant periods was primarily comprised of interest on the outstanding balance under our revolving credit facility. Interest expense was approximately $4.6 million in the year ended December 31, 2017 compared to approximately $1.8 million for the year ended December 31, 2016. The increase is primarily due to the increase in our average outstanding balance under our revolving credit facility for the year ended December 31, 2017 compared to the year ended December 31, 2016, which was primarily attributable to borrowings incurred under our revolving credit facility in November 2016 to fund the Anchor Systems Acquisition.

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

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Net Income	$138,995	$134,062	$130,122
Depreciation expense	21,939	22,692	21,201
Interest expense	23,614	4,560	1,799
EBITDA	184,548	161,314	153,122
Non-cash unit-based compensation expense	2,411	1,176	775
Loss on asset sales	2,501	3,914	10,083
Adjusted EBITDA	189,460	166,404	163,980
Less:
Net income attributable to noncontrolling interest	4,953	19,069	33,636
Depreciation expense attributable to noncontrolling interest	3,128	7,147	9,597
Other expenses attributable to noncontrolling interest	4,329	394	621
Loss on asset sales attributable to noncontrolling interest	2,375	3,718	9,579
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$174,675	$136,076	$110,547
Less: cash interest expense, net to the Partnership	19,221	4,387	1,310
Less: maintenance capital expenditures, net to the Partnership	16,892	14,658	13,071
Distributable Cash Flow	$138,562	$117,031	$96,166

Net Cash Provided by Operating Activities	$180,115	$155,550	$160,089
Interest expense	23,614	4,560	1,799
Loss on asset sales	2,501	3,914	10,083
Other, including changes in working capital	(16,770)	2,380	(7,991)
Adjusted EBITDA	189,460	166,404	163,980
Less:
Net income attributable to noncontrolling interest	4,953	19,069	33,636
Depreciation expense attributable to noncontrolling interest	3,128	7,147	9,597
Other expenses attributable to noncontrolling interest	4,329	394	621
Loss on asset sales attributable to noncontrolling interest	2,375	3,718	9,579
Adjusted EBITDA Attributable to General and Limited Partner ownership interest in CNX Midstream Partners LP	$174,675	$136,076	$110,547
Less: cash interest expense, net to the Partnership	19,221	4,387	1,310
Less: maintenance capital expenditures, net to the Partnership	16,892	14,658	13,071
Distributable Cash Flow	$138,562	$117,031	$96,166
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $21.5 million increase in distributable cash flow in the current year compared to the prior year was primarily attributable to the impact of the Shirley-Penns Acquisition, which was partially offset by the increase in interest expense associated with the issuance of the Senior Notes.

Liquidity and Capital Resources

Liquidity and Financing Arrangements
We have historically satisfied our working capital requirements, funded capital expenditures, acquisitions and debt service obligations, and made cash distributions with cash generated from operations, borrowings under our revolving credit facility and issuance of equity and debt securities. If necessary, we may issue additional equity or debt securities to satisfy the expenditure requirements necessary to fund future growth. We believe that cash generated from these sources will continue to be sufficient to meet these needs in the future.
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities for the years ended December 31, 2018 and 2017 were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	Change
Net cash provided by operating activities	$180.1	$155.6	$24.5
Net cash used in investing activities	$(138.9)	$(26.8)	$(112.1)
Net cash used in financing activities	$(40.5)	$(131.9)	$91.4

Net cash provided by operating activities increased approximately $24.5 million during the year ended December 31, 2018 compared to the prior year. The Partnership's consolidated adjusted earnings before interest and depreciation increased by $23.1 million in the current year compared to the prior year period, accounting for the majority of the increase. The remainder of the increase was the result of working capital adjustments, none of which was individually significant.
Net cash used in investing activities increased compared to the prior year primarily due to increased capital spending relative to 2017, due to projects designed to support additional upstream activity in 2019 and 2020 pursuant to the Second Amended and Restated GGA with CNX Gas. Partially offsetting the capital spending increase year over year was a reduction in the sale of long-term assets in the current year.
Net cash used in financing activities decreased by approximately $91.4 million in the current year compared to the prior year, despite quarterly distributions to unitholders increasing by approximately $16.9 million in the current year. The decrease in net cash used in financing activities compared to the prior year was primarily the result of a decrease in cash remitted to CNX Gathering representing its portion of earnings in the Anchor, Growth and Additional Systems. See Item 1. Consolidated Financial Statements, Note 5–Related Party Transactions for additional information. In addition, the activities described under Indebtedness below also affected net cash from financing activities.
Indebtedness
Revolving Credit Facility
On March 8, 2018, we entered into a $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the facility by up to an additional $250.0 million. The new revolving credit facility, which includes the ability to issue letters of credit up to $100.0 million in the aggregate, replaced the prior $250.0 million unsecured revolving credit facility and matures on March 8, 2023. The available borrowing capacity under the revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
Borrowings under our revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%; (ii) PNC Bank, N.A.’s prime rate; or (iii) the one-month LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.75% to 1.75%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%.
We incurred approximately $2.4 million in interest expense related to both revolving credit facilities (not including amortization of revolver fees) during the year ended December 31, 2018.
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

The facility contains a number of affirmative and negative covenants that include, among others, covenants that, except in certain circumstances, restrict the ability of the Partnership, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans; (vii) sell, transfer, convey, assign or dispose of its assets or properties other than in the ordinary course of business and other select instances; (viii) deal with any affiliate except in the ordinary course of business on terms no less favorable to the Partnership than it would otherwise receive in an arm’s length transaction; and (ix) amend in any material manner its certificate of incorporation, bylaws, or other organizational documents without giving prior notice to the lenders and, in some cases, obtaining the consent of the lenders. The agreement also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the revolving credit facility agreement are secured by the Partnership’s economic interests in each of the Limited Partnerships and all of the assets of the Anchor Systems.
In addition, the Partnership is required to maintain at the end of each fiscal quarter:

•
a maximum total leverage ratio of no greater than 4.75 to 1.00 (when less than $150.0 million aggregate unsecured notes are outstanding) to no greater than 5.50 to 1.00 in certain circumstances. The Partnership’s total leverage ratio was 2.60 to 1.0 for the year ended December 31, 2018;

•	a maximum secured leverage ratio of no greater than 3.50 to 1.00. The Partnership’s secured leverage ratio was 0.46 to 1.0 for the year ended December 31, 2018; and

•	a minimum interest coverage ratio of no less than 2.50 to 1.00. The Partnership’s interest coverage ratio was 8.95 to 1.0 for the year ended December 31, 2018.
Based on these ratios, we had approximately $480.0 million of revolving credit available for borrowing at December 31, 2018. Total unused capacity on the revolving credit facility was $516.0 million at December 31, 2018.
Senior Notes due 2026
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
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. We incurred a total of $20.5 million of interest expense (not including amortization of capitalized bond issue costs) related to the Senior Notes during the year ended December 31, 2018.
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

Capital Expenditures for the Year Ended December 31, 2018

	Anchor	Other	Total
Capital Investment
Maintenance capital	$17,167	$1,803	$18,970
Expansion capital	119,448	6,913	126,361
Total Capital Investment	$136,615	$8,716	$145,331

Capital Investment Net to the Partnership
Maintenance capital	$17,167	$90	$17,257
Expansion capital	119,448	346	119,794
Total Capital Investment Net to the Partnership	$136,615	$436	$137,051
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
Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the general partner interest and the number of common units outstanding as of December 31, 2018. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
On January 16, 2019, the board of directors of our general partner declared a cash distribution to our unitholders of $0.3603 per common unit with respect to the fourth quarter of 2018. The cash distribution will be paid on February 13, 2019 to unitholders of record as of the close of business on February 5, 2019.
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

Contractual Obligations
The following table details the future projected payments associated with our contractual obligations as of December 31, 2018 in total and by year:

	Payments Due by Years Ending December 31,
(thousands)	2019	2020-21	2022-23	Thereafter	Total
Operating lease obligations (1)	$6,637	$4,755	$—	$—	$11,392
Revolving credit facility (2)	—	—	84,000	—	84,000
Long-term debt(3)	—	—	—	400,000	400,000
Interest on long-term debt(3)	26,000	52,000	52,000	57,417	187,417
Total Contractual Obligations	$32,637	$56,755	$136,000	$457,417	$682,809
(1) We lease various equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Item 8, Note 9.
(2) We have an outstanding balance of $84.0 million on our revolving credit facility at December 31, 2018. Amounts were classified in the table above based on its maturity date of March 8, 2023 and do not include future commitment fees, interest expense or other fees on our revolving credit facility as they are variable in nature. We cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged. See Item 8, Note 7.
(3) For additional information relating to our 6.5% senior notes due 2026, see Item 8, Note 8.

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
As of December 31, 2018, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
We generate substantially all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes of natural gas and condensate that we gather, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks through our customers, who may reduce or shut-in production during periods of depressed commodity prices. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate terms with third parties may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $600.0 million revolving credit facility. Assuming the December 31, 2018 balance on our revolving credit facility of $84.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense during 2018 of $0.8 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNX Midstream Partners LP (the Partnership) as of December 31, 2018 and 2017, and the related consolidated statements of operations, partners’ capital and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Pittsburgh, Pennsylvania
February 7, 2019

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2018	2017	2016
Revenue
Gathering revenue — related party	$167,048	$184,693	$239,211
Gathering revenue — third party	89,620	49,155	—
Total Revenue	256,668	233,848	239,211

Expenses
Operating expense — related party	19,814	25,513	29,771
Operating expense — third party	27,343	26,640	30,405
General and administrative expense — related party	13,867	10,750	10,446
General and administrative expense — third party	8,595	5,717	5,384
Loss on asset sales	2,501	3,914	10,083
Depreciation expense	21,939	22,692	21,201
Interest expense	23,614	4,560	1,799
Total Expense	117,673	99,786	109,089
Net Income	138,995	134,062	130,122
Less: Net income attributable to noncontrolling interest	4,953	19,069	33,636
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$134,042	$114,993	$96,486

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$134,042	$114,993	$96,486
Less: General partner interest in net income, including incentive distribution rights	13,387	5,614	2,526
Limited partner interest in net income	$120,655	$109,379	$93,960

Net income per limited partner unit - basic	$1.90	$1.72	$1.59
Net income per limited partner unit - diluted	$1.89	$1.72	$1.58

Weighted average limited partner units outstanding - basic	63,635	63,582	59,207
Weighted average limited partner units outstanding - diluted	63,694	63,634	59,289

The accompanying notes are an integral part of these consolidated financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of units)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash	$3,966	$3,194
Receivables — related party	17,073	13,104
Receivables — third party	7,028	8,251
Other current assets	2,383	2,169
Total Current Assets	30,450	26,718
Property and Equipment (Note 6):
Property and equipment	974,394	972,841
Less — accumulated depreciation	82,619	73,563
Property and Equipment — Net	891,775	899,278
Other assets	3,203	593
TOTAL ASSETS	$925,428	$926,589

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$9,401	$6,925
Accrued interest payable	7,761	87
Accrued liabilities	26,757	16,590
Due to related party (Note 5)	4,980	2,376
Total Current Liabilities	48,899	25,978
Other Liabilities:
Revolving credit facility (Note 7)	84,000	149,500
Long-term debt (Note 8)	393,215	—
Total Other Liabilities	477,215	149,500

Total Liabilities	526,114	175,478

Partners’ Capital and Noncontrolling Interest:
Common units (63,639,676 units issued and outstanding at December 31, 2018 and 63,588,152 units issued and outstanding at December 31, 2017)	320,543	389,427
General partner interest	10,900	4,328
Partners’ capital attributable to CNX Midstream Partners LP	331,443	393,755
Noncontrolling interest	67,871	357,356
Total Partners’ Capital and Noncontrolling Interest	399,314	751,111
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$925,428	$926,589

The accompanying notes are an integral part of these consolidated financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)

	Partners’ Capital
	Limited Partners			Capital
			General	Attributable	Noncontrolling
	Common	Subordinated	Partner	to Partners	Interest	Total
Balance at December 31, 2015	$399,399	$(82,900)	$(3,389)	$313,110	$490,032	$803,142
Net income	47,935	46,025	2,526	96,486	33,636	130,122
General Partner and noncontrolling interest holder activity	—	—	3	3	(9,068)	(9,065)
Quarterly distributions to unitholders	(29,128)	(29,111)	(1,451)	(59,690)	—	(59,690)
Acquisition of remaining 25% interest in Anchor System	(606)	—	—	(606)	(139,394)	(140,000)
Unit-based compensation	775	—	—	775	—	775
Vested units withheld for unitholder taxes	(23)	—	—	(23)	—	(23)
Balance at December 31, 2016	$418,352	$(65,986)	$(2,311)	$350,055	$375,206	$725,261
Net income	72,215	37,164	5,614	114,993	19,069	134,062
Distributions to general partner and noncontrolling interest holders, net	—	—	30	30	(36,919)	(36,889)
Quarterly distributions to unitholders	(39,544)	(33,514)	(4,059)	(77,117)	—	(77,117)
Conversion of subordinated units to common units(1)	(62,336)	62,336	—	—	—	—
Noncash contribution of assets held by general partner	—	—	5,054	5,054	—	5,054
Unit-based compensation	1,176	—	—	1,176	—	1,176
Vested units withheld for unitholder taxes	(436)	—	—	(436)	—	(436)
Balance at December 31, 2017	$389,427	$—	$4,328	$393,755	$357,356	$751,111
Net income	120,655	—	13,387	134,042	4,953	138,995
(Distributions to) contributions from general partner and noncontrolling interest holders, net	—	—	20	20	(3,525)	(3,505)
Quarterly distributions to unitholders	(84,104)	—	(9,940)	(94,044)	—	(94,044)
Acquisition of Shirley-Penns System	(153,587)	—	—	(153,587)	(111,413)	(265,000)
HG Energy Transaction	46,089	—	—	46,089	(179,500)	(133,411)
Noncash contribution of assets held by general partner	—	—	3,105	3,105	—	3,105
Unit-based compensation	2,411	—	—	2,411	—	2,411
Vested units withheld for unitholder taxes	(348)	—	—	(348)	—	(348)
Balance at December 31, 2018	$320,543	$—	$10,900	$331,443	$67,871	$399,314

(1) All subordinated units were converted to common units on a one-for-one basis on November 15, 2017. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units was deemed to have occurred on October 1, 2017. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$138,995	$134,062	$130,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	23,540	22,860	21,364
Unit-based compensation	2,411	1,176	775
Loss on long-term asset sales	2,501	3,914	10,083
Other	388	771	695
Changes in assets and liabilities:
Due to/from affiliate	(1,580)	3,376	13,885
Receivables — third party	1,223	(8,251)	—
Other current and non-current assets	475	162	(144)
Accounts payable and other accrued liabilities	12,162	(2,520)	(16,691)
Net Cash Provided by Operating Activities	180,115	155,550	160,089

Cash Flows from Investing Activities:
Capital expenditures	(145,331)	(48,366)	(50,660)
Proceeds from sale of assets	6,462	21,531	5,332
Net Cash Used in Investing Activities	(138,869)	(26,835)	(45,328)

Cash Flows from Financing Activities:
Distributions to general partner and noncontrolling interest holders, net	(3,505)	(36,889)	(2,344)
Quarterly distributions to unitholders	(94,044)	(77,117)	(59,690)
Net payments on unsecured $250.0 million credit facility	(149,500)	(17,500)	93,500
Net borrowings on secured $600.0 million credit facility	84,000	—	—
Proceeds from issuance of long-term debt, net of discount	394,000	—	—
Debt issuance costs	(6,077)	—	—
Vested units withheld for unitholder taxes	(348)	(436)	(23)
Acquisition of Shirley-Penns System	(265,000)	—	—
Acquisition of remaining 25.0% noncontrolling interest in the Anchor Systems	—	—	(140,000)
Net Cash Used in Financing Activities	(40,474)	(131,942)	(108,557)

Net Increase (Decrease) in Cash	772	(3,227)	6,204
Cash at Beginning of Period	3,194	6,421	217
Cash at End of Period	$3,966	$3,194	$6,421

Cash Paid During the Period For:
Interest	$15,283	$4,437	$1,921
Noncash Investing Activities:
Accrued capital expenditures	$19,118	$9,942	$3,471

The accompanying notes are an integral part of these consolidated financial statements.

CONE MIDSTREAM PARTNERS LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS
CNX Midstream Partners LP (the “Partnership”, or “we”, “us”, or “our”) is a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (the “general partner”), a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX)(“CNX Resources”).
On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), an indirect wholly owned subsidiary of CNX Resources, acquired from NBL Midstream, LLC (“NBL Midstream”), a wholly owned subsidiary of Noble Energy, Inc. (“Noble Energy”), NBL Midstream’s 50% membership interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “General Partner Transaction”). As a result of the General Partner Transaction, CNX Resources owns 100% of the membership interest in CNX Gathering and is the sole sponsor of the Partnership. Accordingly, we may refer to CNX Resources as the “Sponsor” throughout this Annual Report on Form 10-K.
Following the General Partner Transaction, Noble Energy owned 21,692,198 common units representing limited partner interests in the Partnership (the “Retained Units”). Noble Energy executed an underwritten public offering of 7,475,000 of its Retained Units on June 29, 2018 and executed private securities sale agreements with multiple buyers for the remaining 14,217,198 Retained Units on September 26, 2018. The Partnership did not receive any proceeds as a result of Noble Energy’s sale of its Retained Units.
Following the September 26, 2018 sale, Noble Energy has no remaining interests in the Partnership.
Description of Business
Our midstream assets consist of two operating segments that we refer to as our “Anchor Systems,” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, including our four primary midstream systems (the McQuay, Majorsville, Mamont and Shirley-Penns Systems), a 20” high-pressure pipeline contributed to us in the CNX Transaction and related assets.

•
Our Additional Systems, in which the Partnership owns a 5% controlling interest, include several gathering systems primarily located in the wet gas regions of our dedicated acreage. Revenues from our Additional Systems are currently derived primarily from the Pittsburgh Airport area. Currently, the substantial majority of capital investment in these systems would be funded by CNX Resources in proportion to CNX Gathering’s 95% retained ownership interest.

As a result of the CNX and HG Energy Transactions (described below), the Partnership distributed its ownership interests in (i) our “Growth Systems,” which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and (ii) in the Moundsville area assets formerly within the Additional Systems, to CNX Gathering. CNX Gathering subsequently transferred these assets to HG Energy.
In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of others, which may include personnel of CNX Resources as provided through contractual relationships with the Partnership. All of the personnel who conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsor, but we sometimes refer to these individuals as our employees because they provide services directly to us. See Note 5–Related Party Transactions for additional information.
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
Following the CNX and HG Energy Transactions, the aggregate number of Anchor Systems well commitments to the Partnership increased from 140 wells over the course of the next five years to 192 wells. The non-cash distribution of our interests in these assets to CNX Gathering resulted in a reduction to property and equipment, net of $133.4 million, a reduction in noncontrolling interests of $179.5 million and an increase to partners’ capital of $46.1 million. At December 31, 2018, the Partnership has no remaining interests in the Growth Systems or the Moundsville area assets that were historically included within the Additional Systems.
Acquisition of Shirley-Penns System
At December 31, 2017, CNX Gathering owned a 95% noncontrolling interest, while the Partnership owned the remaining 5% controlling interest, in the Additional Systems, which owned the gathering system and related assets commonly referred to as the Shirley-Penns System. On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which the Additional Systems transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in the Additional Systems. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System, which now resides in the Anchor Systems, in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”).
Acquisition of Remaining Interests in the Anchor Systems
On November 16, 2016, the Partnership acquired the remaining 25% noncontrolling interest in the Anchor Systems from CNX Gathering (the “Anchor Systems Acquisition”) in exchange for (i) cash consideration in the amount of $140.0 million, (ii) the Partnership’s issuance of 5,183,154 common units at an issue price of $20.42 per common unit, calculated as the volume-weighted average trading price of the common units over the trailing 20-day trading period ending on November 11, 2016, and (iii) the Partnership’s issuance to the general partner of an additional interest in the Partnership in an amount necessary for our general partner to maintain its two percent general partner interest in the Partnership. The cash consideration was distributed and the Unit Consideration issued 50% to CNX Gas and 50% to NBL Midstream.
Noble Energy Sale of Upstream Assets
On June 28, 2017, Noble Energy sold its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy, effectively making HG Energy the new shipper on the dedicated acreage that was previously owned by Noble Energy (the “Noble Energy Asset Sale”).
The Partnership currently gathers the natural gas and condensate volumes produced by HG Energy on our dedicated acreage under the terms of our gathering agreement with Noble Energy, which was assigned to HG Energy upon consummation of the Noble Energy Asset Sale and further amended in connection with the HG Energy Transaction.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates, which are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates and actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been recorded.
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems in the relevant periods. Although the Partnership has less than a 100% economic interest in the Growth and Additional Systems, each were consolidated fully with the results of the Partnership. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflect only that portion of net income that is attributable to the Partnership’s unitholders. For example, as a result of the Anchor Systems Acquisition, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Anchor Systems for the period subsequent to the closing date of that transaction. In addition, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Shirley-Penns Systems for the period subsequent to the closing date of that transaction.
Transactions between the Partnership, CNX and Noble Energy have been identified in the consolidated financial statements as transactions between related parties in the relevant periods and are discussed in Note 5–Related Party Transactions.
Jumpstart Our Business Startups Act (“JOBS Act”)
Under the JOBS Act, for as long as the Partnership remained an “emerging growth company” as defined in the JOBS Act, we were able to take advantage of certain exemptions from the Securities and Exchange Commission’s (“SEC”) reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved.
At December 31, 2018, the Partnership is no longer an emerging growth company pursuant to the JOBS Act, as the market value of limited partner interests held by non-affiliates was in excess of $700 million at June 30, 2018, and we became a large accelerated filer as defined under the Securities Exchange Act of 1934. Accordingly, among other things, we are required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in this Annual Report on Form 10-K and more fulsome executive compensation information required by Item 402 of Regulation S-K, including Compensation Discussions and Analysis, for the year ended December 31, 2018.
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
Substantially all of our revenues are derived from contracts with CNX Resources and HG Energy that have terms of greater than one year. Under these contracts, the interruptible gathering of each unit of natural gas represents a separate performance obligation.
For revenue associated with the Shirley-Penns System, for which we have a contract with remaining performance obligations, the aggregate amount of the transaction price allocated to remaining performance obligations was $401.3 million at December 31, 2018. We expect to recognize minimum revenue of $21.4 million and $34.7 million, respectively, during the years ending December 31, 2019 and December 31, 2020 under the MVC. The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of December 31, 2018, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the years ended December 31, 2018 and 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Disaggregation of revenue
See Note 10–Segment Information for additional information.
Contract balances
We invoice customers once our performance obligations have been satisfied, at which point payment becomes unconditional. Accordingly, our contracts with customers do not give rise to contract assets or liabilities under the new revenue standard. We also have no contract assets recognized from the costs.
Classification
The fees we charge our affiliates, including our Sponsor, are recorded in gathering revenue — related party in our consolidated statements of operations. Related party fees also included those charged to Noble Energy through the date of the Noble Energy Asset Sale. Fees from midstream services we perform for HG Energy, and any other third party shipper, are recorded in gathering revenue — third party in our consolidated statements of operations.
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
There were no reserves for uncollectable amounts at December 31, 2018 or 2017.
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
The carrying values on our balance sheet of our current assets, current liabilities and revolving credit facility approximate fair values due to their short maturities. We estimate the fair value of our long-term debt, which is not actively traded, using a standard industry income approach model that utilizes a discount rate based on market rates for other debt with a similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $380.0 million at December 31, 2018.
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
The Partnership evaluates whether long-lived assets have been impaired and have processes in place to ensure that we become aware of such indicators. Impairment indicators include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, and increases in construction or operating costs. For such long-lived assets, impairment exists when the carrying amount of an asset or group of assets exceeds our estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying amount of the long-lived asset(s) is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss would be measured as the excess of the asset’s carrying amount over its estimated fair value. In the event that impairment indicators exist, we conduct an impairment test.
Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long-lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses, and analyses from outside advisors. Significant changes, such as the condition of an asset or management’s intent to utilize the asset, generally require management to reassess the cash flows related to long-lived assets. No property and equipment impairments were identified during the periods presented in the accompanying consolidated financial statements.
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of December 31, 2018 and 2017, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have no recorded liabilities for asset retirement obligations at December 31, 2018 or 2017.
Variable Interest Entities
Each of the Anchor and Additional Systems, and our former Growth Systems (the “Limited Partnerships”) is also a limited partnership and a variable interest entity (“VIE”). These VIEs correspond with the manner in which we report our segment information in Note 10–Segment Information, which also includes information regarding the Partnership’s involvement with each of these VIEs and their relative contributions to our financial position, operating results and cash flows.

The Partnership fully consolidates each of the Limited Partnerships through its ownership of the Operating Company, which, through its general partner ownership interest in each of the Limited Partnerships, is considered to be the primary beneficiary for accounting purposes and has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships.
Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. We recognize unit-based compensation costs on a straight-line basis over the requisite service period of an award, which is generally the same as the award’s vesting term. See Note 11–Long-Term Incentive Plan, for further discussion.
Income Taxes
We are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the Partnership’s taxable income. Accordingly, no provision for federal or state income taxes has been recorded in the Partnership’s consolidated financial statements for any period presented in the accompanying consolidated financial statements.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current reporting classifications with no effect on previously reported net income, partners’ capital or cash flow information.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842), which increases transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach with the option to adopt certain practical expedients. In July 2018, the FASB issued ASU 2018-11 which provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
We have substantially completed an analysis of our leases and continue to assess the impact of Topic 842 on our internal controls over financial reporting and will adopt Topic 842 as of January 1, 2019 using the transition method that allows a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all of our leases that existed prior to the transition date. As a result, we will not reassess whether existing or expired contracts contain leases, the lease classification for any existing or expired leases, or whether lease origination costs qualified as initial direct costs. We will not elect the practical expedient to use hindsight in determining a lease term and impairment of ROU assets at the adoption date.  Additionally, we will elect the short-term practical expedient for all of our asset classes by establishing an accounting policy to exclude leases with a term of 12 months or less and will not separate lease components from non-lease components for our specified asset classes. Lastly, we will adopt the easement practical expedient which allows the Partnership to apply ASC 842 prospectively to land easements after the adoption date. Easements that existed or expired prior to the adoption date that were not previously assessed under ASC 840 will not be reassessed. Further, we have implemented a third-party supported lease accounting system to account for the identified leases and are currently in the process of performing final testing of this system.
The adoption of Topic 842 will impact the Partnership’s consolidated balance sheet due to the initial recognition of ROU assets and lease liabilities. Upon adoption of Topic 842, we expect to recognize ROU assets and corresponding lease liabilities of no greater than $20 million on our consolidated balance sheet.

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
The information set forth below for our general partner include its 2% general partner interest and also assumes that our general partner has contributed any additional capital necessary to maintain its 2% general partner interest, our general partner has not transferred its IDRs, and there are no arrearages on common units. In addition, the information below for common unitholders are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

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
Beginning with the distribution that was approved by the Board of Directors of the Partnership’s general partner (the “Board of Directors”) for the earnings period ended March 31, 2018, each quarterly distribution thereafter has been in excess of the maximum Third Target Distribution, or $0.31875 per common unit.
Cash Distributions
The Board of Directors declared the following cash distributions to the Partnership’s common and subordinated (when applicable) unitholders and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Total Quarterly Distribution Per Unit	Total Quarterly Cash Distribution	Date of Distribution
2017
March 31	$0.2821	$18,842	May 15, 2017
June 30	0.2922	19,698	August 14, 2017
September 30	0.3025	20,573	November 14, 2017
December 31	0.3133	21,489	February 14, 2018
2018
March 31	$0.3245	$22,700	May 15, 2018
June 30	0.3361	24,176	August 14, 2018
September 30	0.3479	25,678	November 13, 2018

See Note 4–Net Income per Limited Partner and General Partner Interest for information regarding the conversion of subordinated units to common units on November 14, 2017.
See Note 12–Subsequent Events for information regarding the distribution that was approved by the Board of Directors on January 16, 2019 with respect to the quarter ended December 31, 2018.

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
Conversion of Subordinated Units
From its inception through September 30, 2017, the Partnership paid equal distributions on common, subordinated and general partner units, excluding payments on IDRs, which are explained in Note 3–Cash Distributions. Upon payment of the cash distribution with respect to the quarter ended September 30, 2017, the financial requirements for the conversion of all subordinated units were satisfied. As a result, on November 15, 2017, all 29,163,121 subordinated units, which were owned entirely by CNX Resources and Noble Energy, converted into common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.
Historical Earnings per Unit
The Partnership calculates historical earnings per unit under the two-class method and allocates the earnings or losses of a transferred business before the date of a dropdown transaction entirely to the general partner. If applicable, the previously reported earnings per unit of the limited partners would not change as a result of a dropdown transaction.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 734 and 45,066 phantom units that were not included in the calculation for the years ended December 31, 2018 and 2017 because the effect would have been antidilutive.

Basic and diluted net income per limited partner unit for common and subordinated units are as follows for the periods presented (all amounts in thousands, except per unit information):

	December 31,
	2018	2017	2016
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$134,042	$114,993	$96,486
Less: General partner interest in net income, including incentive distribution rights	13,387	5,614	2,526
Limited partner interest in net income	$120,655	$109,379	$93,960

Net income allocable to common units - Basic and Diluted	$120,655	$70,837	$47,935
Net income allocable to subordinated units - Basic and Diluted	—	38,542	46,025
Limited partner interest in net income - Basic and Diluted	$120,655	$109,379	$93,960

Weighted average limited partner units outstanding — Basic
Common units	63,635	41,710	30,044
Subordinated units	—	21,872	29,163
Total	63,635	63,582	59,207

Weighted average limited partner units outstanding — Diluted
Common units	63,694	41,762	30,126
Subordinated units	—	21,872	29,163
Total	63,694	63,634	59,289

Net income per limited partner unit — Basic
Common units	$1.90	$1.70	$1.60
Subordinated units	—	1.76	1.58
Total	$1.90	$1.72	$1.59

Net income per limited partner unit — Diluted
Common units	$1.89	$1.70	$1.59
Subordinated units	—	1.76	1.58
Total	$1.89	$1.72	$1.58

NOTE 5 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, we engage in related party transactions with CNX Resources (and certain of its subsidiaries) and CNX Gathering, which include the fees we charge and revenues we receive under a fixed fee gathering agreement (including electrically-powered compression CNX Resources reimburses to us) and our reimbursement of certain expenses to CNX Resources under several agreements, discussed below. In addition, we may waive or modify certain terms under these arrangements in the ordinary course of business, including the provisions of the fixed fee gathering agreement, when we determine it is in the best interests of the Partnership to do so. Any such transactions are reviewed by the Board of Directors, with oversight, as our Board of Directors deems necessary, by our conflicts committee.
We also engaged in related party transactions with Noble Energy during the year ended December 31, 2017, which primarily included the fees we charged and revenues we received under our fixed fee gathering agreement with Noble Energy. Related party revenues and related party expenses are presented as separate captions within our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.
During the year ended December 31, 2018, the Partnership closed on the Shirley-Penns Acquisition and on the CNX and HG Energy Transactions. See Note 1–Description of Business for additional information.

During the year ended December 31, 2017, the Partnership sold property and equipment to CNX Resources with a carrying value of $17.4 million for $14.0 million in cash proceeds. The resulting loss of $3.4 million was recorded as a loss on asset sales in the accompanying consolidated statement of operations, within the Additional Systems segment. In addition, CNX Gathering contributed assets with a carrying value of $5.0 million to the Partnership’s Anchor Systems during 2017.
Operating expense–related party and general and administrative expense–related party were derived from CNX Resources in the year ended December 31, 2018 and from CNX Resources and Noble Energy in the years ended December 31, 2017 and 2016 and consisted of the following:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Operational services–CNX Resources	$12,739	$13,166	$12,875
Electrical compression	7,075	12,347	16,896
Total Operating Expense — Related Party	$19,814	$25,513	$29,771

CNX Resources	$13,867	$10,167	$9,796
Noble Energy	—	583	650
Total General and Administrative Expense — Related Party	$13,867	$10,750	$10,446
All related party receivables were due from CNX Resources at December 31, 2018 and 2017. Related party payables consisted of the following at December 31:

(in thousands)	2018	2017
CNX:
Expense reimbursements	$1,143	$780
Capital expenditures reimbursements	182	83
General and administrative services	3,655	1,458
Due to CNX total	$4,980	$2,321

Noble Energy:
General and administrative services	—	55
Due to Noble Energy total	$—	$55

Total Accounts Payable — Related Party	$4,980	$2,376
In addition to the aforementioned transactions, throughout the years ended December 31, 2018, 2017 and 2016, CNX Resources and Noble Energy, through their ownership of CNX Gathering in the applicable periods, also regularly reimbursed the Partnership for capital expenditures, initially funded by the Partnership, in proportion to CNX Gathering’s noncontrolling ownership interests in the Anchor, Growth and Additional Systems. We also distributed to CNX Resources and Noble Energy amounts related to their noncontrolling ownership interest, in the applicable periods, in the earnings of the Anchor, Growth and Additional Systems as well as proceeds from sales of any assets in which CNX Resources and Noble Energy had ownership interests through their membership in CNX Gathering. This activity is recorded in the caption “Distributions to general partner and noncontrolling interest holders, net” in the consolidated statements of partners’ capital and noncontrolling interest and of cash flows.
Omnibus Agreement
On September 30, 2014, the date of the closing of the initial public offering of our common units (our “IPO”), we entered into an omnibus agreement with CNX Resources, Noble Energy, CNX Gathering and our general partner that addresses the following matters:

•
our payment of an annually-determined administrative support fee (approximately $1.9 million for the year ended December 31, 2018) for the provision of certain services by CNX Resources and its affiliates, including executive costs;

•
our obligation to reimburse CNX Resources and Noble Energy for all other direct or allocated costs and expenses incurred by CNX Resources and Noble Energy (through the date of the Noble Energy Asset Sale) in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

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
Operational Services Agreement
Upon closing of our IPO, we entered into an operational services agreement with CNX Resources. On December 1, 2016, in connection with a transaction under which CNX Resources and Noble Energy separated their Marcellus Shale area of mutual interest into two separate operating areas, the operational services agreement was amended and restated. Under the amended and restated operational services agreement, CNX Resources continues to provide certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CNX Resources may mutually agree upon from time to time. CNX Resources prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CNX Resources submits actual expenditures for reimbursement on a monthly basis, and we reimburse CNX Resources for any direct third-party costs incurred by CNX Resources in providing these services.
The amended and restated operational services agreement has an initial term ending September 30, 2034 and will continue in full force and effect unless terminated by either party at the end of the initial term or any time thereafter by giving not less than six months’ prior notice to the other party of such termination. CNX Resources may terminate the operational services agreement if (1) we become insolvent, declare bankruptcy or take any action in furtherance of, or indicating our consent to, approval of, or acquiescence in, a similar proceeding or (2) upon not less than 180 days notice. We may immediately terminate the agreement (1) if CNX Resources becomes insolvent, declares bankruptcy or takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, a similar proceeding, (2) upon a finding of CNX Resources’ willful misconduct or gross negligence that has had a material adverse effect on any of our gathering pipelines and dehydration, treating and compressor stations and facilities or our business or (3) CNX Resources is in material breach of the operational services agreement and fails to cure such default within 45 days.
Under the amended and restated operational services agreement, CNX Resources will indemnify us from any claims, losses or liabilities incurred by us, including third-party claims, arising from CNX Resources’ performance of the agreement to the extent caused by CNX Resources’ gross negligence or willful misconduct. We will indemnify CNX Resources from any claims, losses or liabilities incurred by CNX Resources, including any third-party claims, arising from CNX Resources’ performance of the agreement, except to the extent such claims, losses or liabilities are caused by CNX Resources’ gross negligence or willful misconduct.
Our Gathering Agreements
2018 Gathering Agreements and Amendments
On January 3, 2018, we entered into the Second Amended and Restated Gas Gathering Agreement (“GGA”), which is a 20-year, fixed-fee gathering agreement with CNX Gas that amended and restated the previous gathering agreement with CNX Gas in its entirety. The amendment did not change the fees for services we provide in the Marcellus Shale for existing wells that were covered under the prior agreement (discussed below); however, the new gas gathering agreement with CNX Gas also dedicated additional acres in the Utica Shale in and around the McQuay and Wadestown areas and introduced the following gas gathering and compression rates for the year ended December 31, 2018:
•Gas Gathering:

◦	McQuay area Utica Shale - a fee of $0.225 per MMBtu; and

◦	Wadestown Marcellus Shale and Utica Shale - a fee of $0.35 per MMBtu.

•	Compression:

◦	For areas not benefitting from system expansion pursuant to the Second Amended and Restated GGA, compression services are included in the base fees; and

◦
In the McQuay and Wadestown areas, for wells turned in line beginning January 1, 2018 and beyond, we will receive additional fees of $0.065 per MMBtu for Tier 1 pressure services (maximum receipt point of pressure of 600 psi) and $0.130 per MMBtu for Tier 2 pressure services (maximum receipt point of pressure of 300 psi).

The Second Amended and Restated GGA also committed CNX Gas to drill and complete the following numbers of wells in the McQuay area within Anchor Systems in the periods indicated, provided that if 125 wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells must be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:

•	January 1, 2018 to December 31, 2018 - 30 wells (deficiency payment of $3.5 million per well)

•	January 1, 2019 to April 30, 2020 - 40 wells (deficiency payment of $3.5 million per well)

•	May 1, 2020 to April 30, 2021 - 40 wells (deficiency payment of $2.0 million per well)

•	May 1, 2021 to April 30, 2022 - 30 wells (deficiency payment of $2.0 million per well)
In the event that CNX Gas drills wells and completes a number of wells in excess of the number of wells required to be drilled and completed in such period, (i) the number of excess wells drilled and completed during such period will be applied to the minimum well requirement in the succeeding period or (ii) to the extent CNX Gas was required to make deficiency payments for shortfalls in the preceding period, CNX Gas may elect to cause the Partnership to pay a refund in an amount equal to (x) the number of excess wells drilled and completed during the period, multiplied by (y) the deficiency payment paid per well during the period in which the shortfall occurred. CNX Gas satisfied its minimum well obligation for the year ended December 31, 2018.
On March 16, 2018, in connection with the Shirley-Penns Acquisition, we amended the Second Amended and Restated GGA to add an MVC on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the GGA for all natural gas we gather up to a specified amount per day through December 31, 2031.
We expect to recognize minimum revenues throughout the term of the MVC as follows:

(in millions)	Minimum Revenue
Year ending December 31, 2019	$21.4
Year ending December 31, 2020	34.7
Year ending December 31, 2021	40.8
Year ending December 31, 2022	47.8
Year ending December 31, 2023	42.9
Remainder of term	213.7
Total revenue to be recognized under Shirley-Penns contract through December 31, 2031	$401.3
For all natural gas the Partnership gathers in excess of the MVC, the Partnership received a fee of $0.35 per MMBtu throughout the year ended December 31, 2018, which will escalate by 2.5% annually beginning on January 1, 2019.
On May 2, 2018, we completed the CNX Transactions, pursuant to which we amended the Second Amended and Restated GGA. The amended agreement commits CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems through 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:

•	July 1, 2018 to December 31, 2020 - 15 wells (deficiency payment of $2.8 million per well)

•	January 1, 2021 - December 31, 2023 - 25 wells (deficiency payment of $2.8 million per well)

Gathering Agreements Prior to 2018
On December 1, 2016, we entered into a new fixed-fee gathering agreement with CNX Gas that replaced the gathering agreement that had been in place since our IPO. Under our gathering agreement with CNX Gas, during the year ended December 31, 2018, we received a fee based on the type and scope of the midstream services we provided, summarized as follows:

•	With respect to natural gas from the Marcellus Shale formation that did not require downstream processing, or dry gas, we received a fee of $0.431 per MMBtu.

•	With respect to the natural gas that required downstream processing, or wet gas, we received:

◦	a fee of $0.296 per MMBtu in the Pittsburgh International Airport area; and

◦	a fee of $0.593 per MMBtu for all other areas in the dedication area.

•	With respect to natural gas from the Utica Shale formation, we received a weighted average rate of $0.15 per MMBtu.

•	Our fees for condensate services were $5.38 per Bbl in the Majorsville area and in the Shirley-Penns area.
Each of the foregoing fees escalates by 2.5% annually, through and including the final calendar year of the initial term. Commencing on January 1, 2035, and on each January 1 thereafter, each of the applicable fees will be adjusted pursuant to the percentage change in CPI-U, but such fees will never escalate or decrease by more than 3%.
For additional information related to our gas gathering agreements with CNX Gas and HG Energy, and amendments thereto, see Part I. Item 1. Business—“Our Gathering Agreements with CNX Gas and HG Energy” and Item 1A. Risk Factors—Risks Related to Our Business—“Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations.”
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
Under the terms of the Registration Rights Agreement, Noble Energy executed an underwritten public offering of 7,475,000 of its common units in the Partnership on June 29, 2018. On September 26, 2018, Noble Energy executed private securities sales agreements with multiple buyers for the remaining 14,217,198 Retained Units, representing all of its remaining ownership of the Partnership.
See Note 1–Description of Business for additional information.

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31:

(in thousands)	2018	2017	Estimated Useful Lives in Years
Land	$67,624	$76,130	N/A
Gathering equipment	605,722	662,595	25 — 40
Compression equipment	199,728	180,038	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	70,341	23,099	N/A
Total Property and Equipment	$974,394	$972,841

Less: Accumulated Depreciation
Gathering equipment	$58,561	$53,544
Compression equipment	18,099	14,886
Processing equipment	5,959	5,133
Total Accumulated Depreciation	$82,619	$73,563

Property and Equipment, Net	$891,775	$899,278
The Partnership capitalized approximately $1.1 million of interest on assets under construction during the year ended December 31, 2018. No interest was capitalized in the year ended December 31, 2017.

NOTE 7 — REVOLVING CREDIT FACILITY
On March 8, 2018, we entered into a $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the facility by up to an additional $250.0 million. The new revolving credit facility, which includes the ability to issue letters of credit up to $100.0 million in the aggregate, replaced the prior $250.0 million unsecured revolving credit facility and matures on March 8, 2023. The available borrowing capacity under the revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
Borrowings under our revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%; (ii) PNC Bank, N.A.’s prime rate; or (iii) the one-month LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.75% to 1.75%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%.
We incurred a total of $2.4 million in interest expense related to both revolving credit facilities (not including amortization of revolver fees) during the year ended December 31, 2018.
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
The facility contains a number of affirmative and negative covenants that include, among others, covenants that, except in certain circumstances, restrict the ability of the Partnership, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans; (vii) sell, transfer, convey, assign or dispose of its assets or properties other than in the ordinary course of business and other select instances; (viii) deal with any affiliate except in the ordinary course of business on terms no less favorable to the Partnership than it would otherwise receive in an arm’s length transaction; and (ix) amend in any material manner its certificate of incorporation, bylaws, or other organizational documents without giving prior notice to the lenders and, in some cases, obtaining the consent of the lenders. The agreement also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the revolving credit facility agreement are secured by the Partnership’s economic interests in each of the Limited Partnerships and all of the assets of the Anchor Systems.
In addition, the Partnership is required to maintain at the end of each fiscal quarter:

•	a maximum total leverage ratio of no greater than 4.75 to 1.00 when less than $150.0 million aggregate unsecured notes are outstanding ranging to no greater than 5.50 to 1.00 in certain circumstances;

•	a maximum secured leverage ratio of no greater than 3.50 to 1.00; and

•	a minimum interest coverage ratio of no less than 2.50 to 1.00.
The Partnership is in compliance with each of the aforementioned financial covenants at December 31, 2018.
On December 31, 2018, the Partnership’s balance on the revolving credit facility was $84.0 million at an interest rate of 4.21%. After giving effect to the limitations on available capacity described in the revolving credit facility agreement, we estimate that the Partnership had approximately $480.0 million available for borrowing at December 31, 2018.
At December 31, 2017, the outstanding balance on the then-effective revolving credit facility was $149.5 million at an interest rate of 3.11%.
NOTE 8 — LONG-TERM DEBT
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
The Partnership’s long-term debt consisted of the following as of December 31, 2018:

(in thousands)	Balance
Senior Notes due March 2026 at 6.5%	$400,000
Less: Unamortized debt issuance costs	1,410
Less: Unamortized bond discount	5,375
Total Long-Term Debt	$393,215

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Leases
We have entered into various non-cancelable operating leases, primarily related to compression facilities. Future minimum lease payments under operating leases as of December 31, 2018 are as follows:

(in thousands)	Minimum Lease Payments
For the year ending December 31, 2019	$6,637
For the year ending December 31, 2020	4,755
$11,392
Rental expense under operating leases was $7.9 million, $7.6 million and $7.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. These expenses are included within operating expense–third party on our consolidated statement of operations.
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

NOTE 10 — SEGMENT INFORMATION
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
During the first quarter of 2018, the Partnership, through its 100% interest in the Anchor Systems, completed the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and throughput related to the Shirley-Penns System; accordingly, until March 16, 2018, results attributable to limited and general partners of the Partnership reflect a 5% interest in the Shirley-Penns System. Results net to the Partnership include activity related to the Shirley-Penns Acquisition beginning March 16, 2018. However, in accordance with ASC 280 - Segment Reporting, information is reported in the tables below, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2016.
In connection with the CNX and HG Energy Transactions, the Partnership distributed its 5% interest in the Growth Systems and related assets as well as its 5% interest in the Moundsville area midstream assets, which were previously a part of the Additional Systems, to CNX Gathering, which transferred these assets to HG Energy. Because the transferred assets had activity for the years ended December 31, 2017 and 2016 and for the period January 1, 2018 through May 2, 2018, we will continue to present consistent segment information with regards to this transaction for comparative purposes.
Segment results for the periods presented were as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Gathering Revenue:
Anchor Systems	$240,445	$209,470	$215,492
Growth Systems	2,572	8,152	10,359
Additional Systems	13,651	16,226	13,360
Total Gathering Revenue	$256,668	$233,848	$239,211

Net Income (Loss):
Anchor Systems	$139,386	$129,486	$132,221
Growth Systems	379	607	(6,624)
Additional Systems	(770)	3,969	4,525
Total Net Income	$138,995	$134,062	$130,122

Depreciation Expense:
Anchor Systems	$19,009	$17,008	$16,132
Growth Systems	748	2,193	2,157
Additional Systems	2,182	3,491	2,912
Total Depreciation Expense	$21,939	$22,692	$21,201

Capital Expenditures for Segment Assets:
Anchor Systems	$136,615	$46,393	$41,451
Growth Systems	120	702	1,089
Additional Systems	8,596	1,271	8,120
Total Capital Expenditures	$145,331	$48,366	$50,660

Segment assets as of the dates presented are as follows:

	December 31,
(in thousands)	2018	2017
Segment Assets:
Anchor Systems	$832,885	$694,942
Growth Systems	—	92,659
Additional Systems	92,543	138,988
Total Segment Assets	$925,428	$926,589

NOTE 11 — LONG-TERM INCENTIVE PLAN
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
The following table presents phantom unit activity during the year ended December 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2017	134,153	$16.40
Granted	139,234	19.14
Vested	(72,469)	16.64
Forfeited	(22,289)	16.59
Total awarded and unvested at December 31, 2018	178,629	$18.35
The Partnership accounts for phantom units as equity awards and records compensation expense on a straight line basis over the vesting period based on the fair value of the awards on their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $2.4 million, $1.2 million, and $0.8 million of compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, which was included in general and administrative expense–related party in the consolidated statements of operations.
At December 31, 2018, unrecognized compensation expense related to all outstanding awards was $1.3 million, which is expected to be recognized over the following two years.

NOTE 12 — SUBSEQUENT EVENTS
On January 16, 2019, the board of directors of our general partner declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2018 of $0.3603 per common unit. The cash distribution will be paid on February 13, 2019 to unitholders of record as of the close of business on February 5, 2019.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	For the Quarters Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2018
Revenue	$63,869	$61,014	$60,968	$70,817
Net income	$33,705	$30,282	$33,575	$41,433
Net income attributable to general and limited partner ownership interests in CNX Midstream Partners LP	$27,847	$30,005	$33,639	$42,551
Net income per limited partner unit:
Basic	$0.40	$0.43	$0.47	$0.60
Diluted	$0.40	$0.43	$0.47	$0.59

Year Ended December 31, 2017
Revenue	$58,958	$56,534	$56,658	$61,698
Net income	$33,240	$29,752	$33,468	$37,602
Net income attributable to general and limited partner ownership interests in CNX Midstream Partners LP	$30,067	$28,991	$28,914	$27,021
Net income per limited partner unit:
Basic	$0.46	$0.44	$0.43	$0.40
Diluted	$0.45	$0.44	$0.43	$0.40

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of our general partner, including the principal executive officer and principal financial officer of our general partner, an evaluation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), was conducted as of the end of the period covered by this Annual Report on Form 10-K.  Based upon this evaluation, the chief executive officer and chief financial officer of our general partner have concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018.
The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II. Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
 There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Unitholders of CNX Midstream Partners LP and the
Board of Directors of CNX Midstream GP LLC

Opinion on Internal Control over Financial Reporting

We have audited CNX Midstream Partners LP’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CNX Midstream Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CNX Midstream Partners LP as of December 31, 2018 and 2017, and the related consolidated statements of operations, partners’ capital and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2018 and the related notes of the Partnership and our report dated February 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 7, 2019

ITEM 9B.	OTHER INFORMATION

CNX Midstream GP LLC, a Delaware limited liability company (the “General Partner”), announced the resignation of Messrs. Stephen W. Johnson and Timothy C. Dugan as directors of the General Partner effective February 8, 2019. The decision of each of Messrs. Johnson and Dugan to resign as directors of the General Partner was not the result of any disagreement with the General Partner or CNX Midstream Partners LP, a Delaware limited partnership (the “Partnership”), on any matter relating to the operations, policies or practices of the General Partner or the Partnership. In addition, Mr. Johnson has resigned as Senior Vice President of the General Partner.
CNX Gathering LLC, a Delaware limited liability company and subsidiary of CNX Resources Corporation, as well as the sole member of the General Partner, appointed Mr. Chad A. Griffith and Ms. Hayley F. Scott as members of the board of directors of the General Partner effective February 8, 2019, to fill the vacancies created by the resignations of Messrs. Johnson and Dugan.
Neither Mr. Griffith nor Ms. Scott are party to any (a) arrangement or understanding regarding their appointment as a director nor do they have any family relationships with any director, executive officer or person nominated or chosen by the Partnership to become a director or executive officer of the General Partner or (b) transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Likewise neither Mr. Griffith or Ms. Scott has entered into any material plan, contract, arrangement or amendment in connection with his or her appointment as a director of the General Partner.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of CNX Midstream Partners LP
We are managed by the directors and executive officers of our general partner, CNX Midstream GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. CNX Gathering LLC (“CNX Gathering”), in which CNX Resources owns a 100% membership interest, owns all of the membership interests in our general partner and has the right to appoint the entire Board of Directors of our general partner (“the Board of Directors”), including our independent directors. Our unitholders are not entitled to elect the directors of our general partner’s Board of Directors or to directly or indirectly participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
In evaluating director candidates, CNX Gathering assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of our Board of Directors to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the Board of Directors of our general partner to fulfill their duties.
Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our general partner or its affiliates, but we sometimes refer to these individuals in this Annual Report on Form 10-K as our employees.
Director Independence
As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the New York Stock Exchange’s (“NYSE”) corporate governance requirements, including the requirements that the Board of Directors of our general partner:

•	consist of a majority of independent directors;

•	have a nominating/corporate governance committee that is composed entirely of independent directors; and

•	have a compensation committee that is composed entirely of independent directors.
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
We are, however, required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934.
Committees of the Board of Directors
The Board of Directors of our general partner has an audit committee and a conflicts committee, and may have such other committees as the Board of Directors shall determine from time to time.
Audit Committee
The audit committee of the Board of Directors assists with oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary. Ms. Angela A. Minas (Chairperson) and Messrs. Raymond T. Betler and John E. Jackson comprise the members of the audit committee. Each of Ms. Minas and Messrs. Betler and Jackson satisfy the definition of audit committee financial expert for purposes of the SEC’s rules.
The audit committee oversees the Partnership’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls.

In fulfilling its oversight responsibilities, the audit committee reviewed and discussed with management the audited financial statements contained in this Annual Report on Form 10-K.
The Partnership’s independent registered public accounting firm, Ernst & Young LLP (“EY”), is responsible for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America. The audit committee reviewed with EY the firm’s judgment as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards. The audit committee also discussed with EY the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees.
Based on the reviews and discussions referred to above, the audit committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.
Conflicts Committee
The Board of Directors of our general partner has the ability to establish a conflicts committee under our partnership agreement. If established, at least two members of the Board of Directors of our general partner will serve on the conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The Board of Directors of our general partner will determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates (including CNX Resources), and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our long-term incentive plan. If our general partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Board Leadership Structure and Role in Risk Oversight
Mr. Nicholas J. DeIuliis currently serves as the Chairman of the Board of Directors. Directors of the Board of Directors are designated or appointed by CNX Gathering. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
Our corporate governance guidelines provide that the Board of Directors is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our independent registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.
Non-Management Executive Sessions and Unitholder Communications
The non-management members of the Board of Directors regularly meet in executive session in connection with each regularly scheduled meeting of the Board of Directors, and Ms. Minas, as Chair of the audit committee, presided over such executive sessions in 2018.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the Corporate Secretary at CNX Midstream Partners LP, CNX Center, 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
During the last fiscal year, our Board of Directors had 11 meetings, of which four were “regularly scheduled meetings” and seven were “special meetings”. Our audit committee had seven meetings, of which four were “regularly scheduled meetings” and three were “special meetings”. All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings.
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
Directors and Executive Officers of CNX Midstream GP LLC
Directors are appointed by CNX Gathering, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors and executive officers of CNX Midstream GP LLC as of February 1, 2019.

Name	Age	Position with Our General Partner
Nicholas J. DeIuliis	50	Chairman and Chief Executive Officer
Donald W. Rush	36	Director and Chief Financial Officer
Timothy C. Dugan	57	Director and Chief Operating Officer
Chad A. Griffith	41	President
Stephen W. Johnson	60	Director and Senior Vice President
Brian R. Rich	42	Chief Accounting Officer
Angela A. Minas	54	Director and Audit Committee Chair
Raymond T. Betler	62	Director and Audit Committee Member
John E. Jackson	60	Director and Audit Committee Member

Nicholas J. DeIuliis has served as Chairman of the Board and Chief Executive Officer of the general partner since January 3, 2018. Mr. DeIuliis is a Director and the President and Chief Executive Officer of CNX Resources Corporation (the “Company”). Mr. DeIuliis has more than 25 years of experience with the Company and in that time has held the positions of Chief Executive Officer since May 7, 2015, President since February 23, 2011, and previously served as the Chief Operating Officer, Senior Vice President–Strategic Planning, and earlier in his career various engineering positions. He was a Director, President and Chief Executive Officer of CNX Gas Corporation from its creation in 2005 through 2009. Mr. DeIuliis was a Director and Chairman of the Board of the general partner of CONSOL Coal Resources LP (formerly known as CNX Coal Resources LP) from March 16, 2015 until November 28, 2017. Mr. DeIuliis is a member of the Board of Directors of the University of Pittsburgh Cancer Institute and the Center for Responsible Shale Development. Mr. DeIuliis is a registered engineer in the Commonwealth of Pennsylvania and a member of the Pennsylvania bar.
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
Timothy C. Dugan has served as a Director and Chief Operating Officer of our general partner since January 3, 2018 and January 12, 2018, respectively. Mr. Dugan has also served as an Executive Vice President at the Company since September 20, 2016 and Chief Operating Officer of CNX Resources Corporation since January 28, 2014. Before being appointed to his current position, he was President and Chief Operating Officer of CNX Gas Corporation from May 2014 to December 2014 when he became President and Chief Executive Officer. Prior to joining the Company, Mr. Dugan was Vice President–Appalachia South Business Unit at Chesapeake Energy Corporation. During his seven years with Chesapeake Energy Corporation, he held several titles, including Senior Asset Manager and District Manager. Mr. Dugan began his petroleum and natural gas engineering career in 1984 with Cabot Oil & Gas Corporation as a General Foreman and Field Consultant, and he held other industry related positions with progressing responsibility at various oil and gas companies. Mr. Dugan is a member of the Society of Petroleum Engineers.
Chad A. Griffith has served as President of our general partner since September 24, 2018. Mr. Griffith also currently serves as the Vice President, Commercial and Vice President of Marketing of CNX Resources Corporation. Prior to his current position, Mr. Griffith served as the Director of Marketing of CNX Resources Corporation from November 2015 to January 2018. He was the Director of Diversified Business Units at CNX Resources Corporation from April 2014 to November 2015. Prior to that role, Mr. Griffith held several positions with the Title group at CNX Resources Corporation, including the Director of Title and Land Services from November 2012 to April 2014, Manager, Title and Contracting from March 2012 to November 2012, and Manager - Title from February 2011 to March 2012. Mr. Griffith holds a bachelor’s degree from Frostburg State University, a law degree from West Virginia University College of Law, and an M.B.A. from Carnegie Mellon University’s Tepper School of Business. Mr. Griffith is a licensed attorney in Maryland and licensed but inactive in West Virginia.
Stephen W. Johnson has served as a Director of our general partner since May 30, 2014 and as Senior Vice President since July 27, 2018. Mr. Johnson has also served as the Executive Vice President and Chief Administrative Officer of CNX Resources Corporation since April 13, 2013. Before being appointed to his current position, Mr. Johnson served as Executive Vice President–Diversified Business Units and Chief Legal and Corporate Affairs Officer, and as Senior Vice President and General Counsel of both CNX Resources Corporation and CNX Gas Corporation. Mr. Johnson was a Director of the general partner of CONSOL Coal Resources LP (formerly known as CNX Coal Resources LP) from March 16, 2015 until November 28, 2017. Mr. Johnson has spent numerous years in the natural resources industry, including 13 years with CNX Resources Corporation and CNX Gas Corporation and a number of years prior to that representing natural resources companies in private legal practice. Mr. Johnson is the Chairman of the Board of Concordia Lutheran Ministries, a nonprofit continuing care retirement community, and the former Chairman of NEED, a nonprofit minority college access program.
Brian R. Rich has served as Chief Accounting Officer of our general partner since November 4, 2015. Prior to his appointment as Chief Accounting Officer of our general partner, Mr. Rich was a senior manager within CNX Resources Corporation’s accounting department since November 2014, serving in positions of increasing responsibility. Prior to joining CNX Resources Corporation, Mr. Rich held various accounting positions at Education Management Corporation from March 2007 through November 2014, including Vice President and Assistant Controller, a position he held upon his departure. Prior to his time at Education Management Corporation, Mr. Rich served in various positions (from associate through manager) with PricewaterhouseCoopers LLP from October 1999 through March 2007, primarily serving the energy sector. Mr. Rich is a Certified Public Accountant licensed in Pennsylvania.
Angela A. Minas was appointed a Director of our general partner and Chairperson of our Audit Committee effective September 25, 2014. Ms. Minas also currently serves on the board of directors of Weatherford International plc and on the board of directors of the general partner of Westlake Chemical Partners LP, a public master limited partnership. Ms. Minas previously served on the board of directors and as Audit Committee Chair for Ciner Resources LP, a public master limited partnership. Ms. Minas previously served as Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a private exploration and production portfolio company backed by Pine Brook Road Partners, a private equity firm. From 2008 to 2012, Ms. Minas served as Vice President and Chief Financial Officer of the general partner of DCP Midstream Partners, LP, a public master limited partnership. From 2006 to 2008, Ms. Minas served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC, a public master limited liability company. Prior to her corporate roles in the MLP industry, Ms. Minas spent 20 years in the management consulting industry and held numerous leadership roles, including Partner responsible for Arthur Andersen's North American oil and gas consulting practice.  Ms. Minas serves on the Council of Overseers of the Rice University Graduate Business School. Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.
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
John E. Jackson was appointed as a Director of our general partner and member of our Audit Committee effective January 20, 2015. Mr. Jackson is the President and CEO of Spartan Energy Partners, LP (“Spartan”), a privately owned gas gathering, treating & processing company. He has been with Spartan since its formation in March 2010. Mr. Jackson was Chairman, CEO and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider from February 2008 until its sale in October of 2009. He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc. (NYSE: EXH), from July 2004 until May 2010. Mr. Jackson served as Hanover’s President and CEO from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson is a director of

Seitel, Inc., a privately owned provider of seismic data to the oil & gas industry in North America, since August 2007, Select Energy Services, LLC, a privately owned total water management company for oil and gas companies, since January 2012 & Main Street Capital Corporation (NYSE: MAIN) a publicly traded BDC, since August 2013. Previously, Mr. Jackson served as a director of Encore Energy Partners (NYSE: ENP) from January 2009 until its sale in December 2011 and RSH Energy, LLC, a privately owned engineering firm, from September 2013 to March 2014. He also serves on the board of several non-profit organizations. We believe that Mr. Jackson’s background in the energy industry and experience in financial matters, along with the leadership attributes indicated by his executive experience, provide an important source of insight and perspective to the board of directors of our general partner.
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
Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2018.

ITEM 11.	EXECUTIVE COMPENSATION
Executive Compensation
As discussed elsewhere in this Annual Report on Form 10-K, neither we nor our general partner directly employ any of the persons responsible for managing our business. CNXM is managed by our general partner, the executive officers of which are employees of CNX Resources. CNX Resources employs and compensates all of the individuals who service CNXM, including the executive officers of our general partner. Accordingly, compensation of our executive officers was set and paid by CNX Resources under its compensation policies and programs. We and our general partner are parties to an omnibus agreement with CNX Resources, pursuant to which CNX Resources makes available the services of their employees, including those who act as executive officers of our general partner. In return, our general partner paid a fixed administrative fee to CNX Resources to cover the services provided to us by the executive officers of our general partner.
During 2018, the following individuals served as our “Named Executive Officers” (“NEOs”):

•	Nicholas J. DeIuliis, our Chief Executive Officer;

•	Donald W. Rush, our Chief Financial Officer;

•	Timothy C. Dugan, Chief Operating Officer; and

•	Chad A. Griffith, President.
In addition to the three individuals noted above, John T. Lewis and David M. Khani each served as Chief Executive Officer and Chief Financial Officer, respectively, for the three day period from January 1 through January 3, 2018. However, neither individual received any compensation for such three-day period, and as such will not be included in any of the tabular or narrative disclosure for 2018 with respect to executive compensation. There were no other executive officers of CNXM serving at the end of 2018.
With the exception of Mr. Griffith, each of our named executive officers for 2018 are also named executive officers of CNX Resources, and each NEO devotes such portion of his productive time to our business and affairs as is required to manage and conduct our operations. The tabular and narrative information required by this Item 11 pursuant to Item 402 of Regulation S-K with respect to our NEOs is incorporated herein by reference from the disclosures which will be included under the caption “Executive Compensation” in a subsequent amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required by this Item 12 pursuant to Item 201(d) and Item 403 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in a subsequent amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
As of February 1, 2019, CNX Resources owns 21,692,198 common units, representing an approximate 33.4% limited partner interest, as well as a 2% general partner interest in us and all of our incentive distribution rights.
Distributions and Payments to Our General Partner and Its Affiliates
The following summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with our formation, ongoing operation and in connection with any future liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
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
Post-IPO Operational Stage
Distributions of available cash to our general partner and its affiliates

•
We will generally make cash distributions of 98% to the unitholders pro rata, including CNX, and 2% to our general partner, assuming it has made any capital contributions necessary to maintain its 2% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% of the distributions above the highest target distribution level.

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
Agreements with Our Sponsor
We and other parties are parties to various agreements with CNX Resources and certain of its affiliates. These agreements address, among other things, the provision of services, the acquisition of assets and the assumption of liabilities by us and our subsidiaries. While not the result of arm’s-length negotiations, we believe that the terms of each of the agreements with our Sponsor and its affiliates are, and specifically intend the rates to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
For a description of our related party transactions, see Item 8, Note 5–Related Party Transactions, which is incorporated herein by reference.
Director Independence
Our disclosures in Item 10. “Directors, Executive Officers and Corporate Governance” are incorporated herein by reference.
Procedures for Review, Approval and Ratification of Related Person Transactions
The Board of Directors of our general partner has adopted a code of business conduct and ethics that provides that the Board of Directors of our general partner or its authorized committee will review on at least a quarterly basis all transactions with related persons that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the Board of Directors of our general partner or its authorized committee considers ratification of a transaction with a related person and determines not to so ratify, the code of business conduct and ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.
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
Ernst & Young LLP served as the Partnership’s independent registered public accounting firm for the years ended December 31, 2018 and 2017.  The following table sets forth the aggregate fees billed by Ernst & Young LLP for the services they provided to us during each of the last two fiscal years.

	Year Ended December 31,
(in thousands)	2018	2017
Audit fees	$563	$389
Audit-related fees	198	15
Tax fees	—	—
All other fees	—	—
Total fees	$761	$404

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
All of the services performed by Ernst & Young LLP in 2018 and 2017 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. Proposed services may require specific pre-approval by the audit committee (e.g., annual financial statement audit services) or alternatively, may be pre-approved without consideration of specific case-by-case services. In either case, the audit committee must consider whether such services are consistent with SEC rules on auditor independence.
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	8/25/2014
3.2*	Certificate of Amendment to Certificate of Limited Partnership of CNX Midstream Partners LP	8-K	001-36635	3.1	1/3/2018
3.3*	Second Amended and Restated Agreement of Limited Partnership of CNX Midstream Partners LP	8-K	001-36635	3.2	1/3/2018
4.1*	Indenture, dated as of March 16, 2018, among CNX Midstream Partners LP, CNX Midstream Finance Corp., the guarantors party thereto and UMB Bank, N.A., as Trustee.	8-K	001-36635	4.1	3/16/2018
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC and CONE Midstream Operating Company LLC	8-K	001-36635	10.1	10/3/2014
10.2*	Omnibus Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC, CONE Midstream Operating Company LLC, CONE Midstream DevCo I LP, CONE Midstream DevCo II LP and CONE Midstream DevCo III LP	8-K	001-36635	10.2	10/3/2014
10.3*	First Amended and Restated Operational Services Agreement, dated December 1, 2016, by and between CONE Midstream Partners LP and CNX Gas Company LLC	8-K	001-36635	10.1	12/7/2016
10.4*	Purchase and Sale Agreement, dated as of February 7, 2018, by and among CNX Midstream Partners LP, CNX Midstream DevCo I LP, CNX Midstream DevCo III LP, CNX Gathering LLC, and, for certain purposes, CNX Midstream DevCo I GP LLC, CNX Midstream DevCo III GP LLC and CNX Midstream Operating Company LLC	10-K	001-36635	10.15	2/7/2018

10.5*	Second Amended and Restated Gathering Agreement, dated January 3, 2018, by and among CNX Gas Company LLC, CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	10.2	1/3/2018
10.6*	First Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of March 16, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.1	8/2/2018
10.7*	Second Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 2, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.2	8/2/2018
10.8*	Third Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 15, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.3	8/2/2018
10.9*	Credit Agreement dated as of March 8, 2018, among CNXM, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	3/12/2018
10.10*	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, to the Credit Agreement, dated as of March 8, 2018, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. as syndication agent and the lender parties thereto	8-K	001-36635	10.1	3/16/2018
10.11*	Limited Consent and Amendment to Credit Agreement, dated December 22, 2017, by and among CONE Midstream Partners LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto	10-K	001-36635	10.10	2/7/2018
10.12*	Contribution Agreement, dated as of November 15, 2016 by and among CONE Gathering LLC, CONE Midstream GP LLC, CONE Midstream Partners LP, CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	2.1	11/16/2016
10.13*	Registration Rights Agreement, dated January 3, 2018, between CNX Midstream Partners LP and NBL Midstream, LLC	8-K	001-36635	10.1	1/3/2018
10.14*#	Form of Phantom Unit Award Agreement (3-Year Vest)	8-K	001-36635	10.1	1/22/2015
10.15*#	Form of Phantom Unit Award Agreement (1-Year Vest)	10-K	001-36635	10.12	2/7/2018
10.16†#	Form of Phantom Unit Award Agreement (3-Year Vest)
10.17†#	Form of Phantom Unit Award Agreement (1-Year Vest)
21.1†	List of Subsidiaries of CONE Midstream Partners LP
23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1†	Power of Attorney of Directors and Officers of CNX Midstream GP LLC
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
* Incorporated by reference into this Annual Report on Form 10-K as indicated.
† Filed herewith.
# Compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of February 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 7th day of February 2019.

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer and Director (Principal Financial Officer)

By:	/S/ TIMOTHY C. DUGAN
Timothy C. Dugan
Chief Operating Officer and Director

By:	/S/ STEPHEN W. JOHNSON
Stephen W. Johnson
Director and Senior Vice President

By:	/S/ BRIAN R. RICH
Brian R. Rich
Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ ANGELA A. MINAS
Angela A. Minas
Director

By:	/S/ RAYMOND T. BETLER
Raymond T. Betler
Director

By:	/S/ JOHN E. JACKSON
John E. Jackson
Director