Form 10-K/A
period 2018-12-31
CNX Midstream Partners LP
filed 2019-04-26
CIK 1610418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36635

CNX MIDSTREAM PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1054194 (I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of common units held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $813.3 million. This is based on the closing price of common units on the New York Stock Exchange on such date.

As of March 12, 2019, CNX Midstream Partners LP had 63,730,710 common units outstanding.

EXPLANATORY NOTE

CNX Midstream Partners LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2019 (the “Original Form 10-K”), solely to include information required by Items 11 and 12 of Part III of Form 10-K and to update Item 10 of Part III of Form 10-K to reflect current information regarding the directors and executive officers of the Partnership’s general partner. The information required by Items 11 and 12 of Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Amendment amends and restates in its entirety Items 10, 11 and 12 of Part III of the Original Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 has also been amended and restated to include the currently dated certifications from the Partnership’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been amended by or included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not otherwise revise, restate, modify or update any information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Partnership’s other filings with the SEC.

i

TABLE OF CONTENTS

PART III

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	41

	SIGNATURES	44
ii

Back to Contents

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of CNX Midstream Partners LP

We are managed by the directors and executive officers of our general partner, CNX Midstream GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. CNX Gathering LLC (“CNX Gathering”), in which CNX Resources Corporation (the “Company”) owns a 100% membership interest, owns all of the membership interests in our general partner and has the right to appoint the entire Board of Directors of our general partner (the “Board of Directors”), including our independent directors. Our unitholders are not entitled to elect the Board of Directors or to directly or indirectly participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

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

Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our general partner or its affiliates, but we sometimes refer to these individuals in this Amendment as our employees.

Director Independence

As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the New York Stock Exchange’s (“NYSE”) corporate governance requirements, including the requirements that the Board of Directors:

•	consist of a majority of independent directors;
•	have a nominating/corporate governance committee that is composed entirely of independent directors; and
•	have a compensation committee that is composed entirely of independent directors.

As a result of these exemptions, the Board of Directors is not comprised of a majority of independent directors. The Board of Directors does not currently intend to establish a nominating/corporate governance committee or a compensation committee. Accordingly, unitholders will not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are, however, required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

Back to Contents

Committees of the Board of Directors

The Board of Directors has an audit committee, and may have such other committees as the Board of Directors shall determine from time to time. The Board of Directors may establish a conflicts committee to review specific matters that the Board of Directors believes may involve a conflict of interest as further described below.

Audit Committee

The audit committee of the Board of Directors (the “Audit Committee”) assists with oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and our management, as necessary. Ms. Angela A. Minas (Chairperson) and Messrs. Raymond T. Betler and John E. Jackson comprise the members of the Audit Committee, all of whom are independent under the standards of the NYSE and the Exchange Act. Each of Ms. Minas and Messrs. Betler and Jackson satisfy the definition of “audit committee financial expert” for purposes of the SEC’s rules.

The Audit Committee oversees the Partnership’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls.

In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited financial statements contained in the Original Form 10-K.

The Partnership’s independent registered public accounting firm, Ernst & Young LLP (“EY”), is responsible for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America. The Audit Committee reviewed with EY the firm’s judgment as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee also discussed with EY the matters required to be discussed under the rules adopted by the Public Company Accounting Oversight Board.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Original Form 10-K for filing with the SEC.

Conflicts Committee

The Board of Directors has the ability to establish a conflicts committee under our partnership agreement. If established, at least two members of the Board of Directors will serve on the conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The Board of Directors will determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates (including the Company), and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our long-term incentive plan. If our general partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Back to Contents

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

Non-Management Executive Sessions and Unitholder Communications

The non-management members of the Board of Directors regularly meet in executive session in connection with each regularly scheduled meeting of the Board of Directors, and Ms. Minas, as Chair of the Audit Committee, presided over all such executive sessions in 2018.

Unitholders and interested parties can communicate directly with non-management directors by mail in care of the Corporate Secretary at CNX Midstream Partners LP, CNX Center, 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Meetings and Other Information

During the last fiscal year, our Board of Directors had 11 meetings, of which four were “regularly scheduled meetings” and seven were “special meetings.” Our Audit Committee had seven meetings, of which four were “regularly scheduled meetings” and three were “special meetings.” All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings.

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Whistleblower Policy and Audit Committee Charter are available on our website (www.cnxmidstream.com) under the “Our Governance” tab. Our Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendment to, or waiver of, our Code of Business Conduct and Ethics on our website (www.cnxmidstream.com).

Directors and Executive Officers of CNX Midstream GP LLC

Directors are appointed by CNX Gathering, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board of Directors. The following table presents information for the directors and executive officers of CNX Midstream GP LLC as of April 18, 2019.

Name	Age	Position with Our General Partner
Nicholas J. DeIuliis	50	Chairman and Chief Executive Officer
Donald W. Rush	36	Director and Chief Financial Officer
Timothy C. Dugan	57	Chief Operating Officer
Chad A. Griffith	41	Director and President
Brian R. Rich	42	Chief Accounting Officer
Angela A. Minas	55	Director and Audit Committee Chair
Raymond T. Betler	63	Director and Audit Committee Member
John E. Jackson	60	Director and Audit Committee Member
Hayley F. Scott	47	Director
3

Back to Contents

Nicholas J. DeIuliis has served as Chairman of the Board and Chief Executive Officer of the general partner since January 3, 2018. Mr. DeIuliis is a Director and the President and Chief Executive Officer of the Company. Mr. DeIuliis has more than 25 years of experience with the Company and in that time has held the positions of Chief Executive Officer since May 7, 2015, President since February 23, 2011, and previously served as the Chief Operating Officer, Senior Vice President–Strategic Planning, and earlier in his career various engineering positions. He was a Director, President and Chief Executive Officer of CNX Gas LLC (“CNX Gas”) from its creation in 2005 through 2009. Mr. DeIuliis was a Director and Chairman of the Board of the general partner of CONSOL Coal Resources LP (formerly known as CNX Coal Resources LP) from March 16, 2015 until November 28, 2017. Mr. DeIuliis is a member of the Board of Directors of the University of Pittsburgh Cancer Institute and the Center for Responsible Shale Development. Mr. DeIuliis is a registered engineer in the Commonwealth of Pennsylvania and a member of the Pennsylvania bar. As the Chief Executive Officer of the Company and our general partner, Mr. DeIuliis brings a unique perspective on the business to the Board of Directors with over 25 years with the Company, and a deep understanding of the operations and culture and the Company and its affiliates.

Donald W. Rush has served as a Director and Chief Financial Officer of the general partner since January 3, 2018. Mr. Rush has also served as the Executive Vice President and Chief Financial Officer of the Company since July 11, 2017. He previously served as Vice President of Energy Marketing where he oversaw the Company’s commercial functions, including mergers and acquisitions, gas marketing and transportation, in addition to holding other strategy and planning, business development and engineering positions during his 12 years with the Company. He successfully guided the Company through every significant transaction during its transition into a pure play natural gas exploration and production company, including the sale of the Company’s five West Virginia coal mines in 2013 and the separation of the Company’s Marcellus Shale joint venture with Noble Energy Inc. in 2016. Mr. Rush holds a B.S. in civil engineering from the University of Pittsburgh and an M.B.A. from Carnegie Mellon University’s Tepper School of Business. As the Chief Financial Officer of the Company and our general partner, he brings significant commercial and financial expertise to the Board of Directors, and a deep understanding of the operations and culture of the Company and its affiliates.

Timothy C. Dugan has served as Chief Operating Officer of our general partner since January 12, 2018. He previously served as a Director of the general partner from January 3, 2018 to February 8, 2019. Mr. Dugan has also served as an Executive Vice President of the Company since September 20, 2016 and Chief Operating Officer of the Company since January 28, 2014. Before being appointed to his current position, he was President and Chief Operating Officer of CNX Gas Corporation from May 2014 to December 2014 when he became President and Chief Executive Officer. Prior to joining the Company, Mr. Dugan was Vice President–Appalachia South Business Unit at Chesapeake Energy Corporation. During his seven years with Chesapeake Energy Corporation, he held several titles, including Senior Asset Manager and District Manager. Mr. Dugan began his petroleum and natural gas engineering career in 1984 with Cabot Oil & Gas Corporation as a General Foreman and Field Consultant, and he held other industry related positions with progressing responsibility at various oil and gas companies. Mr. Dugan is a member of the Society of Petroleum Engineers.

Back to Contents

Chad A. Griffith has served as a Director and as President of our general partner since February 8, 2019 and September 24, 2018, respectively. Mr. Griffith also currently serves as the Vice President, Commercial and Vice President of Marketing of the Company. Prior to his current position, Mr. Griffith served as the Director of Marketing of the Company from November 2015 to January 2018. He was the Director of Diversified Business Units at the Company from April 2014 to November 2015. Prior to that role, Mr. Griffith held several positions with the Title group at the Company, including the Director of Title and Land Services from November 2012 to April 2014, Manager, Title and Contracting from March 2012 to November 2012, and Manager - Title from February 2011 to March 2012. Mr. Griffith holds a bachelor’s degree from Frostburg State University, a law degree from West Virginia University College of Law, and an M.B.A. from Carnegie Mellon University’s Tepper School of Business. Mr. Griffith is a licensed attorney in Maryland and is licensed but inactive in West Virginia. As the President of our general partner and a senior executive with the Company, he brings significant legal, marketing and commercial experience to the Board of Directors, and a deep understanding of the operations and culture of the Company and its affiliates.

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

Angela A. Minas was appointed a Director of our general partner and Chairperson of our Audit Committee effective September 25, 2014. Ms. Minas also currently serves on the board of directors of Weatherford International plc and on the board of directors of the general partner of Westlake Chemical Partners LP, a public master limited partnership. Ms. Minas previously served on the board of directors and as Audit Committee Chair for Ciner Resources LP, a public master limited partnership. Ms. Minas previously served as Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a private exploration and production portfolio company backed by Pine Brook Road Partners, a private equity firm from March 2012 to August 2014. From 2008 to 2012, Ms. Minas served as Vice President and Chief Financial Officer of the general partner of DCP Midstream Partners, LP, a public master limited partnership. From 2006 to 2008, Ms. Minas served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC, a public master limited liability company. Prior to her corporate roles in the MLP industry, Ms. Minas spent 20 years in the management consulting industry and held numerous leadership roles, including Partner responsible for Arthur Andersen’s North American oil and gas consulting practice. Ms. Minas serves on the Council of Overseers of the Rice University Graduate Business School. Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the Board of Directors.

Back to Contents

Raymond T. Betler was appointed as a Director of our general partner and member of our Audit Committee effective October 18, 2017. Mr. Betler is a Director and the President and Chief Executive Officer of Westinghouse Air Brake Technologies Corporation (NYSE: WAB) (“Wabtec”), a leading supplier of value-added, technology based products and services for freight rail, passenger transit and select industrial markets worldwide. Prior to becoming CEO in 2014, Mr. Betler served Wabtec as President and Chief Operating Officer from May 2013 until May 2014, and Chief Operating Officer from December 2010 until May 2013. Mr. Betler was Vice President and Group Executive of the Transit Group of Wabtec from August 2008 until December 2010. Prior to his tenure with Wabtec, Mr. Betler served as President, Total Transit Systems for Bombardier Transportation. He held various executive roles within Bombardier during his 30-year career with the transportation company and its numerous predecessors. Mr. Betler is also a Director at Dollar Bank. We believe that Mr. Betler’s public company background and experience in financial matters, along with the leadership attributes indicated by his executive experience, provide an important source of insight and perspective to the Board of Directors.

John E. Jackson was appointed as a Director of our general partner and member of our Audit Committee effective January 20, 2015. Mr. Jackson is the President and Chief Executive Officer of Spartan Energy Partners, LP (“Spartan”), a privately owned gas gathering, treating & processing company. He has been with Spartan since its formation in March 2010. Mr. Jackson was Chairman, CEO and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider from February 2008 until its sale in October of 2009. He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc. (NYSE: EXH), from July 2004 until May 2010. Mr. Jackson served as Hanover’s President and CEO from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson is a director of Seitel, Inc., a privately owned provider of seismic data to the oil & gas industry in North America, since August 2007, Select Energy Services, LLC, a privately owned total water management company for oil and gas companies, since January 2012 & Main Street Capital Corporation (NYSE: MAIN) a publicly traded BDC, since August 2013. Previously, Mr. Jackson served as a director of Encore Energy Partners (NYSE: ENP) from January 2009 until its sale in December 2011 and RSH Energy, LLC, a privately owned engineering firm, from September 2013 to March 2014. He also serves on the boards of several non-profit organizations. We believe that Mr. Jackson’s background in the energy industry and experience in financial matters, along with the leadership attributes indicated by his executive experience, provide an important source of insight and perspective to the Board of Directors.

Hayley F. Scott was appointed as a Director of our general partner effective February 8, 2019. She has also served as the Company’s Vice President, Financial Planning and Analysis since June 2017. Ms. Scott held the same position at CONSOL Energy Inc. prior to the separation of CONSOL Energy Inc. from the Company in November 2017 (the “Separation”). Before joining the Company, Ms. Scott was the General Manager of Strategy and Business Development at United States Steel Corporation (“U. S. Steel”). During her sixteen years at U. S. Steel, from 2001 to 2017 she held several titles, including Chief Financial Officer of Business Intelligence & Support Services and Director of Joint Ventures and Strategic Planning. Previously, Ms. Scott was a manager for the Assurance and Business Advisory Services practice of PricewaterhouseCoopers. Ms. Scott has also served on the boards of several private companies and a non-profit organization. She holds a Bachelor of Science degree in accounting from Penn State University and is a Certified Public Accountant. Ms. Scott brings extensive knowledge of financial planning and strategic development to the Board of Directors, along with her knowledge of the culture of the Company and its affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Insiders”) to file with the SEC initial reports of ownership and reports of changes in ownership of such equity securities. Insiders are also required to furnish us with copies of all Section 16(a) forms that they file. Such reports are accessible on or through our website at www.cnxmidstream.com.

Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2018, except that one Form 4 reporting one transaction for each of Ms. Minas and Mr. Jackson related to the vesting of phantom unit awards was filed late on May 17, 2018.

Back to Contents
ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

Neither we nor our general partner employ any of the individuals who serve as executive officers of our general partner and who are responsible for managing our business. We are managed by our general partner. For 2018, the executive officers of our general partner were employees of the Company, and their respective compensation was set and paid by the Company under its compensation programs. We and our general partner are parties to an operational services agreement with the Company pursuant to which, among other matters:

•	the Company made available to our general partner the services of its employees who acted as the executive officers of our general partner; and
•	our general partner paid administrative fees to the Company to cover the services provided to us by the executive officers of our general partner who were employees of the Company. For 2018, such fees totaled approximately $1.0 million.

During 2018, our named executive officers (“named executives”)* were:

•	Nicholas J. DeIuliis, Chief Executive Officer (“CEO” or “Chief Executive Officer”)
•	Donald W. Rush, Chief Financial Officer
•	Chad A. Griffith, President
•	Timothy C. Dugan, Chief Operating Officer

*Following the Separation, the Board of Directors reviewed the executive management team and their respective roles and responsibilities. Given the reduced size of the overall Company (including the general partner), the Board of Directors determined that the “executive officers,” as defined by the applicable SEC rule, were Messrs. DeIuliis, Rush, and Dugan, and with respect to the general partner and in connection with his September 2018 appointment as President, Mr. Griffith, and that no other Company employees held positions, roles and responsibilities within the Partnership that qualified him or her as an “executive officer” of the Partnership within the meaning of such rule during fiscal 2018.

In addition to the four individuals noted above, John T. Lewis and David M. Khani served as Chief Executive Officer and Chief Financial Officer, respectively, for the three-day period from January 1 through January 3, 2018. However, neither individual received any compensation for such three-day period, and as such, will not be included in any of the tabular or narrative disclosure for 2018 with respect to executive compensation. There were no other executive officers of the general partner serving at the end of 2018.

This Compensation Discussion and Analysis (“CD&A”) provides an overview of compensation policies and programs applicable to our named executives and describes the compensation objectives, policies and practices with respect to our named executives. The elements of compensation provided by the Company with respect to our named executives’ compensation are not subject to approval by the Board of Directors other than with respect to awards made under the CNX Midstream Partners LP 2014 Long-Term Incentive Plan (the “CNXM LTIP”). The Board of Directors approved the grant of phantom unit awards to Messrs. Rush and Griffith in January 2019 to provide them compensation that directly incentivizes performance at the Partnership and align their interests with the Partnership's unitholders.

Members of the Board of Directors who are employees of the Company (Messrs. DeIuliis, Rush and after their appointment on February 1, 2019, Mr. Griffith and Ms. Scott) do not receive any additional compensation in connection with their board service specifically. The following discussion provides information about the Company’s compensation decisions and policies with regard to our named executives for the 2018 fiscal year, and is intended to provide investors with the information necessary to understand the Company’s compensation policies and decisions. It also provides context for the disclosure included in the executive compensation tables below.

This CD&A contains references to one or more financial measures that have not been calculated in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of each disclosed non-GAAP financial measure to the most directly comparable GAAP financial measure is provided in the “Calculation of Non-GAAP Financial Measures” section of this CD&A.

Summary

The Company’s executive compensation program is designed to attract, motivate, and retain key executives who will promote both the short- and long-term growth of the Company and its affiliates, and create sustained shareholder value. To this end, the Company takes a pay-for-performance approach to its executive compensation program that ties the majority of the compensation payable to executives to stock price and operational performance, and promotes equity ownership among the executives to greater align their interests with those of the Company’s shareholders.

Back to Contents

Compensation Setting Process

Compensation Philosophy and Objectives

The Company’s compensation philosophy is to provide a total compensation package—that is, base salary, short-term (annual) incentive compensation, long-term (equity-based) compensation (generally, in the form of restricted share units (“RSUs”) and performance share units (“PSUs”)), retirement compensation (401(k) contributions), and benefits (such as health insurance, vacation, etc.) that will attract and retain employees with the education, experience, values, initiative and drive necessary to execute the Company’s business plan and achieve the Company’s long-term strategic goals. Each executive’s total compensation opportunity is generally targeted within a reasonable range around the median of similarly-situated executives at the Company’s peer group companies after consideration of the items described in the next paragraph. See “Use of Peer Group Data” below for a list of the companies included in the Company’s 2018 peer group. As further described below, Mr. Griffith was not an executive officer of the Company in 2018 and, as a result, the process and considerations applicable to his 2018 compensation were different than for our other named executives.

The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) reviewed and determined the compensation of Messrs. DeIuliis, Rush and Dugan, who were executive officers of the Company at the beginning of fiscal 2018 (Mr. Griffith did not become an executive officer of the Company until February 2019). Key factors affecting the Compensation Committee’s executive compensation determinations included: (i) the nature and scope of an executive’s responsibilities; (ii) an executive’s performance (including contribution to the Company’s financial results); and (iii) the Compensation Committee’s outside compensation consultant’s report(s) on survey and/or proxy data for compensation paid to executives with similar responsibilities at other similarly-situated companies. In the case of Mr. Griffith, his 2018 compensation was established by Mr. Dugan, his supervisor at that time, with assistance from the Company’s Human Resources personnel and consistent with merit guidelines applicable at a Company-wide level to non-executive employees.

Use of Peer Group Data

A primary factor that the Compensation Committee considered in determining the total compensation opportunity available to each of Messrs. DeIuliis, Rush and Dugan was whether such total compensation opportunity was competitive with the total compensation opportunities offered to similarly-situated executives by the Company’s competitors.

In connection with the Company becoming a pure-play oil and gas exploration and production (“E&P”) company, the Compensation Committee modified the Company’s peer group for 2018 to select peers that are engaged in businesses substantially similar to the Company’s business. The following peer companies were used to help establish 2018 compensation for Messrs. DeIuliis, Rush and Dugan (collectively, the “peer group”):

Antero Resources Corporation	EQT Corporation	Southwestern Energy Corporation
Cabot Oil and Gas Corporation	Gulfport Energy Corporation	SM Energy Company
Chesapeake Energy Corporation	PDC Energy Inc.	Whiting Petroleum Corporation
Energen Corp.	Range Resources Corporation	WPX Energy

Role of Compensation Consultant

The compensation consultant is retained by the Compensation Committee and works with the Compensation Committee in coordination with the Company’s management. For 2018, the Compensation Committee engaged Mercer (the “consultant”) to assist with the development of the Company’s 2018 executive compensation program. A consultant representative generally attended Compensation Committee meetings and was available to participate in executive sessions.

The Compensation Committee looked to the compensation consultant to review the elements of the Company’s compensation program, including the appropriate mix of short- and long-term incentives, and for any recommendations of modifications thereto, based on their review of the market practices at a peer group of companies and the Company’s compensation objectives. The consultant also provided input on the design of the Company’s incentive programs and the underlying performance metrics.

Back to Contents

Process for Evaluating Compensation

Generally, in the first quarter of each year, the Compensation Committee meets to establish the executives’ base salaries, incentive opportunities, and related performance goals of the Company’s incentive compensation programs, including the short-term incentive compensation program (“STIC”) and long-term incentive compensation program (“LTIC”). This general process was used to establish compensation for Messrs. Rush and Dugan for 2018. To establish compensation for a particular person, the Company’s Human Resources personnel make initial assessments that are submitted to Mr. DeIuliis for review. These assessments consider relevant industry salary practices, the complexity and level of responsibility associated with the particular person’s position, the position’s overall importance to the Company in relation to other executive positions, and the competitiveness of the person’s total compensation. Mr. DeIuliis may make appropriate changes to this qualitative assessment based on his determination of such person’s past performance. The Compensation Committee then reviews: (i) Mr. DeIuliis’ compensation recommendations for each person; (ii) Mr. DeIuliis’ evaluation of each of Messrs. Rush and Dugan’s performance and internal value; and (iii) the benchmarking studies as compiled by the consultant.

After considering the factors described above, and in consultation with Mr. DeIuliis and the consultant, the Compensation Committee approved the 2018 compensation packages for Messrs. Rush and Dugan.

To establish compensation for Mr. DeIuliis, the Compensation Committee reviews: (i) the benchmarking studies and compensation alternatives compiled by the consultant; (ii) his self-evaluation of his annual performance; and (iii) the Company’s Board of Directors’ evaluation of his annual performance.

After considering these factors, the Compensation Committee reviews and approves, and recommends that the Company’s Board of Directors approves, Mr. DeIuliis’ compensation. Mr. DeIuliis does not participate in, and is not present for, any approvals relating to his compensation.

Back to Contents

Compensation Decisions for 2018

Elements of Executive Compensation Program

In 2018, the Company continued to compensate its executives through the following:

Compensation Element Form of Compensation Performance Criteria/Formula Purpose

Base Salary •Cash Individual performance and experience in the role are primary factors in determining base salaries. To provide fixed compensation to attract and retain key executives and offset the cyclicality in the Company’s business that impacts variable pay

Short Term Incentive Compensation Program (“STIC”)

•Cash For the Company’s 2018 STIC, the formula was:

Performance Measure Individual Performance Total Result Adjusted EBITDA/ Share + Capped at 20% of Total STIC Payout = 200%* + Indiv. Perform.

To provide incentives to employees to achieve Adjusted EBITDA and operational performance goals for the year and to reward employees for the achievement of those goals.

* 150% for Mr. Griffith.

Long-Term Incentive Compensation Program (“LTIC”)

•2016, 2017 and 2018 PSUs (vesting 1/5 per year for five years)

•PSUs represented 55% of the LTIC in 2018, 2017 and 2016 •For the PSU awards granted in 2018 for the 2018 – 2022 performance period, the LTIC formula was as follows:

Performance measure (2018 PSUs) Weight Total Units Earned (2018 Tranche)

Relative TSR (S&P 500) 50% 33% Absolute Stock Price 50%

•For the PSU awards granted in 2017 for the 2017 – 2021 performance period, the LTIC formula was as follows:

Performance measure (2017 PSUs) Weight Total Units Earned (2018 Tranche)

Relative TSR (S&P 500) 50% 0% Absolute Stock Price 50%

•For the PSU awards granted in 2016 for the 2016 – 2020 performance period, the LTIC formula was as follows:

Performance measure (2016 PSUs) Weight Total Units Earned (2018 Tranche)

Relative TSR (S&P 500) 50% 200% Absolute Stock Price 50%

•2018 RSUs (vesting 1/3 per year for three years)

•RSUs represented 45% of the 2018 LTIC •RSUs have time-based vesting

To create a strong incentive for key management members to achieve long-term performance objectives and strategic plan and to align management’s interests with those of the Company’s shareholders. Equity awards also are intended to retain executive talent. All equity awards settle in stock.

Other Agreements and Benefits •Retirement Benefits •Change in Control Agreements To attract and retain key management members and, for change in control agreements, to motivate executives to take actions that are in the best interests of the Company.

Perquisites Examples of our perquisites include: •Social Club Memberships •Vehicle Allowance •Occasional Event Tickets To provide a competitive compensation package.

Back to Contents

2018 Base Salary

The Compensation Committee reviewed the base salaries of Messrs. DeIuliis, Rush and Dugan as compared to those of the peer group companies, and as a result, recommended increases to their base salaries for 2018. Mr. DeIuliis declined an increase to his base salary. The annual base salaries of our named executives were as follows for 2018 and 2017:

Named Executive	Salaries at Year-End 2017	Salaries at Year-End 2018	Percent Change
Chief Executive Officer	$800,000	$800,000	0%
Chief Financial Officer	$350,000	$435,969	24.56%
President(1)	$182,150	$250,000	37.25%
Chief Operating Officer	$446,516	$460,163	3.06%

(1)	Mr. Griffith’s base salary was established by Mr. Dugan in the first quarter of 2018 and then increased in connection with his appointment to the role of President of the general partner in September 2018.

2018 STIC

The STIC program is designed to deliver annual cash awards when the Company and its executives are successful in meeting or exceeding established performance targets and to pay less, or nothing at all, when the Company and/or its employees fall short of these targets. The STIC program provides incentive compensation (measured at target) that is comparable to compensation provided by companies with which the Company competes for executive talent. The description of the 2018 STIC program established by the Compensation Committee applied to all of the named executives for 2018, except that in the case of Mr. Griffith, his bonus opportunity performance, and aggregate payout were determined by Mr. Dugan in consultation with Mr. DeIuliis as to the aggregate payout amount.

For the 2018 STIC applicable to the January 1, 2018 – December 31, 2018 performance period, the Compensation Committee significantly re-designed and simplified the program to achieve key goals in the Company’s first year as a standalone pure-play E&P company based on achievement of (i) Adjusted EBITDA per share and (ii) pre-established individual performance goals.

Part One: Adjusted EBITDA/Share Goal:

EBITDA per share was calculated as described in “Calculation of Non-GAAP Financial Measures” below and, for executives at the time, had a score ranging from 0 – 200% (in the case of Mr. Griffith, 0-150%), with a score of 100% (in the case of Mr. Griffith, 75%) indicating target performance and a higher score of up to a maximum of 200% (in the case of Mr. Griffith, up to a maximum of 150%) indicating above-target performance as follows:

Adjusted EBITDA/Share	Performance Level	EBITDA Score(1)
$4.00/share (based on $895M Adjusted EBITDA)	Maximum	200%
$3.828/share (based on $857M Adjusted EBITDA)	Target	100%
$3.777/share (based on $845M Adjusted EBITDA)	Threshold	70%

(1)	In the case of Mr. Griffith, the EBITDA Scores were 150% (maximum), 75% (target), and 52.5% (threshold).

If the threshold, or minimum, score had not been achieved, a score of zero would have been assigned, with no payout. Upon achievement of the threshold, target, or maximum score, the EBITDA performance factor was determined based on such score, with total payout potentially modified by the individual performance factor described below. The target Adjusted EBITDA per share performance factor was derived from the annual Board of Directors-approved profit objective (“PO”) for the Company for 2018.

The “EBITDA Score” was then applied to the following formula:

The Adjusted EBITDA per share was achieved at $4.46/share (Adjusted EBITDA of $940M) resulting in the achievement of the goal at maximum for all of the named executives. The Compensation Committee determined that performance at maximum would have been achieved even without the Company’s stock repurchases in 2018.

Back to Contents

Part Two: Individual Performance Goals:

In January 2018, the Compensation Committee approved individual strategic performance goals for the named executives (except for Mr. Griffith, whose goals were determined by Mr. Dugan). The goals (both quantitative and qualitative) were not assigned specific weighted percentages and the Compensation Committee (and Mr. Dugan, in the case of Mr. Griffith) determined achievement after considering performance as to the goals on a holistic basis. Performance relative to the goals was capped at 20% percent of the total STIC payout. The ultimate payouts for Messrs. DeIuliis, Rush and Dugan were a function of the degree to which job responsibilities were aligned with the established goals. The individual strategic performance goals (and related performance results) were as follows for Messrs. DeIuliis, Rush and Dugan:

Quantitative(1)	Achieved?	Performance Results
Achieve Adjusted EBITDA in excess of $857M ($3.828/share).	YES	$947M(2) ($4.46/share)
Achieve a leverage ratio of 2.5 or less by year-end.	YES	2.28 (E&P standalone basis) and 2.33 (consolidated basis)
Stock buyback activity.	YES	25.9M shares for $383M ($14.80/share)
Increase net asset value (NAV)(2) per share by 10% by year-end 2018 (without regard to changes in commodity pricing), as determined using consistent NAV per share methodology.	YES	NAV per share increased by 40% in 2018.

Qualitative	Achieved?	Performance Results
Continue the delineation of the dry Utica in Southwestern Pennsylvania (SWPA), Central Pennsylvania (CPA) and Northern West Virginia (Northern WV).	YES	The Company continued to successfully delineate its Utica assets as follows:
• With respect to SWPA, the Company successfully completed and turned online the RHL11E Utica well and began to test the blend strategy.
• The SWPA blend strategy was refined and at year-end, with the first SWPA pad was drilling ahead of schedule.
• In CPA, the development strategy, including the data acquisition plan, acreage acquisition plan and a midstream buildout, were approved by management and included in the two-year plan.
• In Northern WV, the delineation plan was approved by management and the WDTN 5 pad was under construction.
• Participation via non-op working interest in the SWN Funka well (SWPA) and XTO HCPP well (CPA) also helped to further delineate the blend strategy and eastern extent of the Utica play burnout line respectively in 2017–2018.
• The Bell Point 6 well in CPA was successfully completed and turned online in 2018 and represents a successful test of six inch production casing.
Hold an analyst day for the Company and Partnership.	YES	On March 13, 2018, management held an analyst and investor meeting for the Company and Partnership. The meeting was attended in person by 46 analysts and investors (with approximately 425 listeners on the webcast).
Develop a process to methodically assess M&A opportunities and evaluate at least one strategic acquisition in the Appalachian Basin.	YES	The Company developed an M&A Matrix utilizing the SixSigma Pugh Scoring System to screen potential M&A candidates and prioritize resources. Using the Matrix, the Company can evaluate M&A opportunities with a weighted average scoring system that measures opportunities against a pre-established set of criteria and prioritizes them based on the asset’s (i) strategic fit, (ii) value creation potential and (iii) risk. If the screening evaluation exceeds a baseline score, then the asset will be evaluated further with an in-depth pro-forma analysis.
At least 25% of all new hires will be diverse (that is, women and minorities) and at least 15% of all candidates interviewed will be in a minority group.	YES	28.8% of all new hires were diverse and 15.3% of all candidates interviewed were from minority groups.

(1)	In the case of Mr. Griffith, his goals were keeping premium transfer capacity high, recovering amounts from third parties related to excess pipeline capacity, and pricing and managing gas sale deals to attain a favorable pricing spread. After the end of the performance period, Mr. Dugan, in consultation with Mr. DeIuliis, considered his performance against these goals and determined that they were achieved.

(2)	See “Calculation of Non-GAAP Financial Measures” below.
12

Back to Contents

Based on the results of the 2018 STIC as shown above, the ultimate payouts to our named executives for 2018 performance were as follows:

Named Executive	Target Opportunity Percentages (% of Base Salary)(1)	Target Payout Opportunity	EBITDA Payout	Individual Performance Payout	Total Payout(2)
Chief Executive Officer	120%	$960,000	$1,920,000	$456,000	$2,376,000
Chief Financial Officer	70%	$305,178	$610,357	$122,071	$733,000
President	40%	$100,000	$150,000	$70,000	$220,000
Chief Operating Officer	65%	$299,106	$598,212	$89,732	$688,000

(1)	The Compensation Committee determined the 2018 target opportunity percentages for Messrs. DeIuliis, Rush and Dugan based on a review of competitive data and performance. The Compensation Committee approved the target opportunity percentages and payouts for Messrs. DeIuliis, Rush and Dugan. As described above, Mr. Dugan determined Mr. Griffith’s 2018 target bonus percentage consistent with Company-wide merit guidelines and determined the payout of Mr. Griffith’s award in consultation with Mr. DeIuliis.
(2)	Rounded up to the nearest thousand.

LTIC

The Company’s LTIC program is designed to create a strong incentive for the named executives to achieve the longer-term performance objectives in the Company’s strategic plan and to align management’s interests with those of the Company’s shareholders. The Compensation Committee determined that Messrs. DeIuliis, Rush and Dugan would receive their entire 2018 long-term incentive opportunity in the form of PSUs and RSUs, with 55% of their respective target long-term incentive opportunity in the form of PSUs, and 45% in the form of time-based RSUs. In the case of Mr. Griffith, his 2018 long-term incentive opportunity and awards of PSUs and RSUs were recommended by Mr. Dugan and approved by Mr. DeIuliis consistent with the Compensation Committee’s philosophy described above as to the mix of such awards. The Compensation Committee believes that PSU awards align the interests of employees with those of the Company’s shareholders because the vesting of such awards is tied to the achievement of pre-approved, long-term performance goals related to the Company’s stock price.

A. 2018 PSU Grants and 2018 Tranche Metrics and Performance

In January 2016, 2017 and 2018, PSUs were granted that vest, if earned, ratably over a five-year period. The performance periods for the 2016 PSU Program, 2017 PSU Program and 2018 PSU Program (collectively, the “Programs”) are January 1, 2016 through December 31, 2020, January 1, 2017 through December 31, 2021 and January 1, 2018 through December 31, 2022, respectively. This five-year vesting period encourages retention among our executives.

Back to Contents

The vesting of the PSU awards is calculated annually based on the following pre-established, equally-weighted goals, with the aggregate payout capped at 200% of target:

(i)	TSR relative to the S&P 500 (measured by comparing the Company’s 10-day average closing stock price ending December 31, 2018 and the companies in the S&P 500 as of that same date against their 10-day average close stock price ending on December 31st of the year prior to the grant date; dividends are included on a cash basis);

(ii)	Absolute stock price appreciation (comparing the Company’s 10-day average closing stock price ending on December 31 of each year during the five-year performance period against the 10-day average closing stock price ending on January 29, 2016 for the 2016 PSU Program ($5.26), January 31, 2017 for the 2017 PSU Program ($16.11) and January 30, 2018 for the 2018 PSU Program ($14.43) (collectively, the grant date stock prices or the “GDSPs”)).

PSU Performance Measures TSR Relative to the S&P 500 (50%)(1) Performance Performance Level Multiplier Outstanding..75th percentile 200% Target 60th percentile 100 % Threshold 25th percentile 50% Below Threshold<25th percentile 0% Absolute Stock Price (50%)(1)(2) 2018 Tranche Performance Level  2016 PSU Program (GDSP + _%) 2017 PSU Program (GDSP + _%) 2018 PSU Program (GDSP + _%) Threshold (50% Payout) 22.5% 14.5% 5.6% Target (100% Payout) 33.1% 21.0% 8.0% Outstanding (200% Payout) 44.3% 27.7% 10.4%

(1)	Straight line interpolation between performance levels.
(2)	After reviewing the Company’s prior stock price performance and consideration of the Company’s business plan, the Compensation Committee considered the stock price goals applicable to the remaining tranches of the PSU awards as confidential and challenging, but attainable.

In the event that a tranche fails to pay out at the end of any annual tranche period with respect to the absolute stock price measure (a “Missed Year”), the unvested PSUs attributable to the Missed Year may still become fully vested, capped at the target level, if the Company achieves target performance (or greater) as determined after the end of a future tranche. The opportunity to recoup any missed payouts can occur for any prior tranche, but only up to target performance for that prior period. This is, in fact, a long-term feature of the program that continues to incentivize employees to take actions that result in stock price appreciation in future years and not disincentivize participants in the event one component is not achieved in one year.

Additionally, if the closing market price per share of the Company’s common stock equals or exceeds 200% for one or more future years, all unvested PSUs associated with those specific years will pay out at 200% immediately (“Special Vesting”). The Compensation Committee believes that this Special Vesting feature for the 2017 and 2018 PSU Programs (not included in the 2016 PSU Program) will help to enhance the retention of the executives. This furthers the Company’s Board of Directors’ objective of aligning shareholder and management interests to increase the stock price as soon as possible. If the Company achieves its goals for its shareholders sooner than expected, then management is appropriately compensated. This award term was not included in the CEO’s 2019 PSU award.

Back to Contents

The Missed Year and Special Vesting provisions described above only apply to 50% of the 2017 and 2018 PSU awards (i.e., only the absolute stock price goal). In total, the Company’s Board of Directors believes that these features help the PSU program achieve an overall balanced approach by continuing to incentivize employees to operate the Company in a manner that will achieve long-term stock price appreciation in alignment with shareholders’ interests.

In January 2018, the Compensation Committee approved target awards for the 2018 PSU Program (as shown below).

Named Executive	Aggregate Dollar Value of 2018 PSU Awards
Chief Executive Officer	$3,300,000
Chief Financial Officer	$584,650
President	$40,040	(1)
Chief Operating Officer	$1,045,000

(1)	Mr. Griffith was appointed as an executive officer of the Partnership in September 2018 and as an executive officer of the Company in February 2019 (in each case, after the PSU awards were granted to the named executives at the beginning of fiscal 2018). The aggregate dollar value for Mr. Griffith shown above relates to his 2018 PSU award recommended by Mr. Dugan and approved by Mr. DeIuliis prior to his appointment.

In January 2019, the Compensation Committee determined the payouts for each of the PSU Programs based on the Company’s relative TSR and absolute stock price performance during 2018. This determination was based on strict adherence to the formula described above.

2018 Tranche Performance of PSU Awards

The performance results for 2018 are shown in the below chart.

PSU Program	Performance Metric	Results	Units Earned	Weighting	Total Units Earned (2018 Tranche Only)
2016 PSU Program	Relative TSR	88th percentile	200%	50%	200%
	Absolute Stock Price	$11.69 (compared to maximum performance of $7.59)	200%	50%
2017 PSU Program	Relative TSR	14.7th percentile	0%	50%	0%
	Absolute Stock Price	$11.69 (compared to threshold performance of $18.45)	0%	50%
2018 PSU Program	Relative TSR	33rd percentile	66%	50%	33%
	Absolute Stock Price	$11.69 (compared to threshold performance of $15.24)	0%	50%
15

Back to Contents

As a result of the achievement of the above performance factors, the named executives earned the following payout amounts under the 2018 tranches of the PSU Programs:

Named Executive	PSU Program	2018 PSU Tranche (at target)	Target Payout (%)	Payout Amounts (# of shares)
Chief Executive Officer	2016 Program	96,010	200%	192,020
	2017 Program	45,000	0%	0
	2018 Program	48,245	33%	15,922
Chief Financial Officer	2016 Program	1,198	200%	2,396
	2017 Program	748	0%	0
	2018 Program	8,546	33%	2,822
President	2016 Program	—	—	—
	2017 Program	—	—	—
	2018 Program	584	33%	194
Chief Operating Officer	2016 Program	22,400	200%	44,800
	2017 Program	14,249	0%	0
	2018 Program	15,277	33%	5,042

B. 2018 RSU Grants

In order to provide competitive compensation, retain key executive talent, and align management’s interests with the shareholders, in January 2018, the Company granted time-based, three-year ratable vesting RSU awards to all of the named executives, which in the case of Messrs. DeIuliis, Rush and Dugan were approved by the Compensation Committee. Mr. Griffith also received an RSU award in January 2018, which was approved by Mr. DeIuliis. The aggregate dollar values of the 2018 RSUs granted to the named executives were as follows:

Named Executive	Aggregate Dollar Value of RSU Awards
Chief Executive Officer	$2,700,000
Chief Financial Officer	$478,350
President	$32,760	(1)
Chief Operating Officer	$855,000

(1)	Mr. Griffith was appointed as an executive officer of the Partnership in September 2018 and as an executive officer of the Company in February 2019 (in each case, after the RSU awards were granted to the named executives at the beginning of fiscal 2018). The aggregate dollar value for Mr. Griffith shown above relates to his 2018 RSU award recommended by Mr. Dugan and approved by Mr. DeIuliis prior to his appointment.

C. Separation-Related Recognition Awards (RSUs)

Following the Separation and in consideration of the year-long process to transform the Company into a standalone pure-play E&P company, Mr. DeIuliis recommended that the Company’s Board of Directors approve special recognition awards for certain non-employee directors, executive officers, and key employees of the Company. In December 2017, the Company’s Board of Directors approved the following RSU and cash bonus awards to Messrs. Rush, Griffith and Dugan:

Named Executive	RSU Awards(1)		Cash Awards
Chief Executive Officer	N/A	(2)	N/A	(2)
Chief Financial Officer	$200,000		$200,000
President(3)	$50,000		$50,000
Chief Operating Officer	$150,000		$150,000

(1)	The RSU awards were granted on January 30, 2018 and will vest ratably over a three-year period on each anniversary of the grant date.
(2)	Mr. DeIuliis declined any special recognition award in connection with his role in the Separation.
(3)	In the case of Mr. Griffith, his recognition award was determined and approved by Mr. DeIuliis. Mr. Griffith was appointed as an executive officer of the Partnership in September 2018 and as an executive officer of the Company in February 2019 (in each case, after the grants of these awards to the other named executives).
16

Back to Contents

Other Compensation Policies and Information

Retirement Benefit Plans

During 2018, the Company maintained retirement benefit plans, which were intended to attract and retain key talent. The Company continues to move toward a single qualified defined contribution plan to deliver retirement benefits to its employees, as in 2018 it froze a nonqualified supplemental defined contribution plan in which employees participated. This action left only one supplemental plan in place, which is the Supplemental Retirement Plan (the “SERP”), in which only two active employees participate.

Change in Control Agreements

The Company has change in control agreements with certain named executives (the “CIC Agreements”). The CIC Agreements provide for a “double trigger” requirement, in that each named executive (Messrs. DeIuliis, Rush and Dugan) will receive cash severance benefits only if such named executive’s employment is terminated or constructively terminated after, or in connection with, a change in control (as defined in the respective CIC Agreements) and such named executive enters into a general release of claims reasonably satisfactory to us. Under these circumstances, the applicable named executives would be entitled to receive a lump sum cash severance payment equal to a multiple of base pay, plus a multiple of incentive pay (as defined in each named executive’s respective CIC Agreement) as follows:

Named Executive	Multiple of Base Salary and Incentive Pay
Chief Executive Officer	2.5
Chief Financial Officer	1.5
Chief Operating Officer	2.0

Additionally, benefits would be continued for 18 to 30 months (as set forth in the applicable CIC Agreement) and equity grants would accelerate and vest in connection with a change in control alone.

The Compensation Committee believes that providing change in control benefits in the CIC Agreements and equity award agreements will motivate executives to take actions in the event of a proposed change in control that are in the best interests of the Company and its shareholders, while reducing the distraction of the potential impact of such a transaction on the named executive personally. To protect the business interests of the Company, the CIC Agreements and equity award agreements also contain confidentiality obligations, a one-year non-competition covenant and a two-year non-solicitation covenant. Additional terms of these agreements are more fully described in “Understanding Our Change in Control and Employment Termination Tables and Information” on page 31.

In connection with the Compensation Committee’s objective to provide compensation opportunities that will attract and retain superior executive personnel who will make significant contributions to the Company, the CIC Agreements that were entered into prior to 2009 (including Mr. DeIuliis’ CIC Agreement) provide for tax gross-ups in the event of a change in control (the CIC Agreements of Messrs. Rush and Dugan, which were entered into more recently, do not contain change in control tax gross-ups). If it is determined that any payment or distribution to or for the disqualified person’s benefit would constitute an “excess parachute payment,” the Company and/or certain affiliates will pay to the disqualified person a gross-up payment, subject to certain limitations, such that the net amount retained by the disqualified person after deduction of any excise tax imposed under Section 4999, and any tax imposed upon the gross-up payment, will be equal to the excise tax on such payments or distributions. In connection with incorporating gross-up provisions in the CIC Agreements entered into prior to 2009, the Compensation Committee determined that such gross-up payments were consistent with general market practice at that time such that the executive would receive the intended level of severance benefits not reduced by the 20% excise tax. It is Company’s policy not to provide tax gross-ups in future CIC Agreements, as evidenced by the more recent agreements with Messrs. Rush and Dugan.

Back to Contents

Clawback Policy

The Compensation Committee and the Company’s Board of Directors approved the adoption of an executive compensation clawback policy, which provides that the Compensation Committee may seek to recover performance-based cash and equity incentive compensation awarded in 2014 and thereafter that were paid to an executive officer in the three years prior to a restatement as a result of the Company’s material non-compliance with the financial reporting requirements of the securities laws if (i) such officer is responsible for such restatement and (ii) the amount paid to the officer would have been lower had it been calculated based on such restated financial statements.

Stock Ownership Guidelines for Executives

The stock ownership guidelines provide that all employees designated as officers for purposes of the policy should own shares of the Company’s stock, the value of which is a multiple of base salary. The guidelines provide each officer with a five-year period from their appointment as an officer to achieve the applicable ownership level. Shares issuable upon the exercise of stock options or settlement of PSUs held by an individual are not counted for purposes of determining whether an individual has satisfied the ownership guideline requirement, which is as follows for the named executives.

Named Executive	Ownership Guideline (Multiple of Base Salary)	Actual Ownership (Multiple of Base Salary(1))	Percentage Compliance with Ownership Guideline
Chief Executive Officer	5.5	20.06	365%
Chief Financial Officer	3.5	3.87	111%
President(2)	1.0	0.58	58%
Chief Operating Officer	3.5	7.80	223%

(1)	Based on the Company’s 200-day average rolling stock price per share ended December 31, 2018 of $15.246.
(2)	Mr. Griffith assumed the position of President in September 2018, and it is expected that he will be in compliance with the ownership guideline requirement within the prescribed five-year period.

The Company’s stock ownership guidelines were implemented by the Compensation Committee to further align the executives’ interests with those of its shareholders and to comply with what the Company believes are best practices. The Company reviews executives’ compliance with the stock ownership guidelines annually.

No Hedging/Pledging Policy

The Company’s and the Partnership’s Insider Trading Policies prohibit directors, officers (including named executives) and employees of the Company from engaging in any of the following activities with respect to securities of the Company or the Partnership (except as otherwise may be approved in writing by the Company’s General Counsel): (i) purchases of Company common stock or Partnership common units on margin; (ii) short sales; (iii) buying or selling options (other than the grant and exercise of compensatory stock options by the Company or the Partnership to directors, officers and employees), including buying or selling puts or calls or other hedging transactions with Company or Partnership securities; or (iv) pledging Company stock or Partnership common units (provided, however, that brokerage account agreements may grant security interests in securities held at the broker to secure payment and performance obligations of the brokerage account holder in the ordinary course).

Stock Retention Requirements

The Compensation Committee has implemented stock retention requirements applicable to the named executives and certain other employees for regular annual cycle PSU and RSU awards in which 50% of vested shares (after tax) must be held until the earlier of: (i) 10 years from the grant date or (ii) the participant reaching age 62.

Back to Contents

Perquisites

The Company provides the named executives and other senior officers with perquisites that it believes are reasonable, competitive and consistent with the Company’s compensation program. The Company’s principal perquisite programs currently include club memberships, de minimis personal usage of Company-purchased event tickets, and a vehicle allowance. These programs are more fully described in the footnotes to the Summary Compensation Table. The Company does not provide tax gross-ups on Company-provided perquisite programs for the named executives.

Tax, Accounting, and Regulatory Considerations

While the Compensation Committee considers tax deductibility as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of the Company’s executive compensation program even if the awards are not deductible by it for tax purposes.

Section 162(m) of the Code generally places a $1 million limit on the amount of compensation a company can deduct in any one year for certain executive officers (and, beginning in 2018, certain former executive officers). Historically, the $1 million deduction limit generally has not applied to compensation that satisfies Section 162(m)’s requirements for qualified performance-based compensation. However, effective for taxable years beginning after December 31, 2017, the exemption for qualified performance-based compensation from the deduction limitation of Section 162(m) has been repealed, such that compensation paid to the Company’s executives in excess of $1 million will not be deductible unless it qualifies for the limited transition relief applicable to certain compensation arrangements in place as of November 2, 2017.

Although the Compensation Committee structured certain performance-based awards in a manner intended to be exempt from Section 162(m), and therefore not subject to its deduction limits, because of ambiguities and uncertainties as to the application and interpretation of the scope of the transition relief under the legislation repealing the performance-based compensation exemption from the Section 162(m) deduction limit, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m), in fact, will. The Compensation Committee believes that the Company’s shareholder interests are best served if its discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses.

Calculation of Non-GAAP Financial Measures

Net Asset Value

Net Asset Value, or NAV, is a non-GAAP measure calculated as the present value of the Company’s future cash flows less the value of net debt as of a specific date. There is no comparable GAAP measure provided in the Company’s or the Partnership’s financial statements and, thus, no applicable reconciliation.

Adjusted EBITDA and EBITDA Per Share

The Company defines EBITDA as earnings before deducting net interest expense (interest expense less interest income), income taxes, and depreciation, depletion, and amortization.

Calculations for the 2018 Performance Period of the STIC

Adjusted EBITDA

EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, but instead are performance measures calculated consistent with the definition set forth in the Company’s quarterly and year-end earnings releases as furnished with the Company’s filings on Form 8-K. Items that the Company excludes from EBITDA to calculate Adjusted EBITDA may include the following:

Back to Contents
•	the effect of changes in accounting principles;
•	expenses associated with reorganizations and/or restructurings programs, including, but not limited to, reductions in force (pursuant to ASC 420) and early retirement incentives;
•	the impairment of tangible or intangible assets (pursuant to ASC 360);
•	gains or losses on the sale of assets, that are unusual in nature or infrequent in occurrence;
•	divestitures of EBITDA generating assets/businesses;
•	the unrealized portion of the gain or loss on derivative instruments;
•	non-cash portion of stock-based compensation;
•	financing and debt extinguishment fees; and
•	any other item that is unusual in nature or infrequent in occurrence and that will be reported in the Company’s earnings release.

Adjusted EBITDA per Share

Equals Adjusted EBITDA divided by the basic shares of the Company’s common stock outstanding at the end of the one-year performance period, December 31, 2018. The basic shares of common stock outstanding will be consistent with the shares used in the Company’s year-end earnings release as filed on Form 8-K to calculate basic EPS from Continuing Operations.

Calculation for the 2018 Performance Period of STIC ($ in Thousands)	December 31, 2018
Net Income	$883,111
Add: Interest Expense	145,934
Less: Interest Income	(117)
Add: Income Taxes	215,557
Earnings Before Interest & Taxes (EBIT) from Continuing Operations	$1,244,485
Add: Depreciation, Depletion & Amortization	493,423
Earnings Before Interest, Taxes, and DD&A (EBITDA) from Continuing Operations	$1,737,908
Adjustments:
Unrealized Gain on Commodity Derivative Instruments	(39,507)
Settlement Expense	2,000
Gain on Asset Sales	(140,240)
Gain on Previously Held Equity Interest	(623,663)
Severance Expense	1,529
Fair Value Put Option	(3,500)
Other Transaction Fees	1,149
Stock Based Compensation	21,341
Loss (Gain) on Debt Extinguishment	54,118
Impairment of Other Intangible Assets	18,650
Divestitures of EBITDAX generating assets/businesses	30,000
Total Pre-tax Adjustments	$(678,123)
Adjusted EBITDA from Continuing Operations	1,059,785
Less: Adjusted EBITDA Attributable to Noncontrolling Interest	112,732
Adjusted EBITDA Attributable to Company Shareholders	$947,053
WEIGHTED AVERAGE BASIC SHARES OF COMMON STOCK OUTSTANDING	212,348,581
Adjusted EBITDA per Share Attributable to Company Shareholders	$4.46
20

Back to Contents

Compensation Committee Report

We do not have a separate compensation committee. In addition, we do not directly employ or compensate our executive officers. Rather, during 2018, the compensation of our executive officers was set and paid by the Company under its compensation programs. Under the operational services agreement, our general partner paid administrative fees to cover the services provided to us by the executive officers of our general partner who were employees of the Company. In light of the foregoing, the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth herein and, based on such review and discussions, determined that it be included in this Annual Report on Form 10-K/A.

Nicholas J. DeIuliis

Donald W. Rush

Chad A. Griffith

Angela A. Minas

Raymond T. Betler

John E. Jackson

Hayley F. Scott

Compensation Policies and Practices as They Relate to Our Risk Management

As described in the CD&A, we do not have any employees and further do not maintain any compensation programs or policies applicable to employees of the Company, other than the CNXM LTIP that was adopted by the Board of Directors to promote our interests by providing incentive compensation awards denominated in or based on our common units. We do not believe that the awards granted under the CNXM LTIP encourage the Company’s employees receiving such awards to take excessive risks that are reasonably likely to have a material adverse effect on us.

A discussion of the Company’s compensation policies and programs as they apply to its employees, including Messrs. DeIuliis, Rush, Griffith and Dugan, is set forth in the Company’s proxy statement for the 2019 Annual Meeting of Shareholders filed with the SEC on April 18, 2019.

Back to Contents

Summary Compensation Table – 2018

The following table discloses the compensation for Mr. DeIuliis, the principal executive officer of the general partner, Mr. Rush, the principal financial officer of the general partner, and the other two most highly-compensated named executives of the general partner serving at the end of fiscal 2018 (other than Messrs. DeIuliis and Rush): Mr. Griffith, President, and Mr. Dugan, Chief Operating Officer (there were no other executive officers of the general partner serving at the end of fiscal 2018).

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)		Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)		Total ($)
Nicholas J. DeIuliis(7) Chief Executive Officer	2018	$800,000	$—		$7,042,130	$2,376,000	$—	$54,378	(8)	$10,272,508
Donald W. Rush(7) Chief Financial Officer	2018	$427,600	$—		$1,447,648	$733,000	$—	$36,425	(9)	$2,644,673
Chad A. Griffith President	2018	$210,237	$50,000	(2)	$135,453	$220,000	$—	$12,615	(11)	$628,305

Timothy C. Dugan Chief Operating Officer	2018	$453,340	$—		$2,380,003	$688,000	$—	$33,091	(10)	$3,554,434

(1)	None of the named executives were executive officers of the general partner prior to January 2018.
(2)	One-time cash bonus awarded in connection with the Separation.
(3)	These values represent the aggregate grant date fair value of PSU and RSU awards granted to the named executives in 2018 under the CNX Resources Corporation Equity Incentive Plan (the “Company EIP”). The values are based on the aggregate grant date fair value of the awards computed in accordance with SEC rules and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation (“FASB ASC Topic 718”), which awards were granted on January 30, 2018, except that in the case of Mr. Griffith, his RSU award in connection with the Separation was granted on February 1, 2019.
The amounts reported in this column reflect the accounting cost for these awards, and do not correspond to the actual economic value that may be received by the named executives. For example, in order for the PSUs to vest even with a 50% payout, certain threshold TSR and Absolute Stock Price (“ASP”) levels must be attained. For the PSUs, the grant date fair value is computed based upon a Monte Carlo simulation for both the TSR component and the ASP component, which results in a valuation of 132% of the January 30, 2018 stock price of $13.68 per share. The TSR fair value component was determined using four primary input assumptions for an asset projection: the risk-free rate (2.21%), the dividend yield for the Company (0%), the volatility of returns (50.97%), and the assumed correlation in stock returns among the comparator group, the S&P 500. The grant date fair value of the TSR portion was $17.07. The ASP fair value component requires three primary input assumptions for an asset projection: the risk-free rate (2.48%), the dividend yield (0%) for the Company, and the volatility of returns (51.76%). The grant date fair value of the ASP portion was $18.91. The value of the awards in the “Stock Awards” column on the January 30, 2018 grant date for FASB ASC Topic 718 purposes assumes that the highest level of the conditions will be achieved (resulting in no additional expense in the future). For the PSUs, the value of the awards, as reported in the table, does not change assuming that the highest level of performance conditions will be achieved. A discussion of the valuation of these PSU and RSU awards is provided in Note 17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 7, 2019 (the “Company Form 10-K”).
(4)	Includes cash incentives earned and paid by the Company under the STIC.
(5)	For the applicable named executives, there were actuarial decreases in the present value of their respective benefits under the SERP and the Defined Contribution Restoration Plan (the “New Restoration Plan”) through December 31, 2018 (as described below). In connection with the Separation, CONSOL Energy Inc. assumed the CONSOL Energy Inc. Employee Retirement Plan (qualified plan) (the “Pension Plan”) and the related liabilities from the Company, which plan was no longer sponsored by the Company or any of its subsidiaries as of December 31, 2017; therefore, values relating to the Pension Plan have been excluded from the table. For 2018, values decreased for Mr. DeIuliis ($618,577), Mr. Rush ($3,010) and Mr. Dugan ($2,856). The 2018 decrease in value for Mr. DeIuliis is primarily due to an increase in the discount rate associated with the SERP from 3.70% in 2017 to 4.37% in 2018. These amounts were determined using the interest rate and mortality assumptions set forth in the financial statements of the Company’s applicable Annual Reports on Form 10-K (Note 16 in the Company Form 10-K for the 2018 amount, Note 12 in the Company’s 2017 Annual Report on Form 10-K for the 2017 amount, and Note 14 in the Company’s 2016 Annual Report on Form 10-K for the 2016 amount). Values may fluctuate significantly from year to year depending on several factors, including age, years of service, average annual earnings and the assumptions used to determine the present value, such as the discount rate.
(6)	On April 6, 2009, the Company filed a Current Report on Form 8-K stating that it would no longer provide tax gross-ups to its officers, as defined under Section 16 of the Exchange Act, in connection with Company-maintained perquisite programs.
(7)	Messrs. DeIuliis and Rush did not receive any additional compensation from the Company in connection with their respective service on the Board of Directors in 2018.
(8)	Mr. DeIuliis’ personal benefits for 2018 include: an annual vehicle allowance, occasional event tickets, and a physical exam. On occasion, Mr. DeIuliis had one or more guests accompany him on the Company’s chartered airplane. The total in column (i) includes $16,500 in employer matching contributions made by the Company under its 401(k) plan.
(9)	Mr. Rush’s personal benefits for 2018 include: an annual vehicle allowance, occasional event tickets, and luncheon and city club dues. The total in column (i) includes $16,500 in employer matching contributions made by the Company under its 401(k) plan.
(10)	Mr. Dugan’s personal benefits for 2018 include an annual vehicle allowance, occasional event tickets and a physical exam. The total in column (i) also includes $16,500 in matching contributions made by the Company under its 401(k) plan.
(11)	The total in this column for Mr. Griffith is $12,615 in matching contributions made by the Company under its 401(k) plan.
22

Back to Contents

Grants of Plan-Based Awards – 2018

The following table sets forth each grant made to a named executive in the 2018 fiscal year under plans established by the Company.

									All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards(4) ($)

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (STIC)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (PSUs)(2)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Nicholas J. DeIuliis	—		480,000	960,000	2,400,000	—	—	—	—	—
	1/30/2018	(3)	—	—	—	120,615	241,229	482,458	—	4,342,122
	1/30/2018	(3)	—	—	—	—	—	—	197,369	2,700,008
Donald W. Rush	—		152,589	305,178	762,945	—	—	—	—	—
	1/30/2018	(3)	—	—	—	21,369	42,738	85,476	—	769,284
	1/30/2018	(3)	—	—	—	—	—	—	34,968	478,362
	1/30/2018	(3)	—	—	—	—	—	—	14,620	200,002
Chad A. Griffith	—		50,000	100,000	250,000	—	—	—	—	—
	1/30/2018	(3)	—	—	—	1,464	2,927	5,854	—	52,686
	1/30/2018	(3)	—	—	—	—	—	—	2,395	32,764
	2/1/2018	(3)	—	—	—	—	—	—	3,674	50,003
Timothy C. Dugan	—		149,553	299,106	747,765	—	—	—	—	—
	1/30/2018	(3)	—	—	—	38,195	76,389	152,778	—	1,375,002
	1/30/2018	(3)	—	—	—	—	—	—	62,500	855,000
	1/30/2018	(3)	—	—	—	—	—	—	10,965	150,001

(1)	Awards were made pursuant to the STIC under the CNX Resources Corporation Executive Annual Incentive Plan. Actual incentive plan payments are based on the Company’s fiscal 2018 performance and are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)	These columns report the number of PSUs that may be earned pursuant to the awards originally granted under the Company EIP. The amounts reflect threshold (50%), target (100%), and maximum (200%) performance levels.
(3)	The RSU and PSU grants were made under the Company EIP.
(4)	The values set forth in this column reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The values set forth in this table may not correspond to the actual values that will be realized by the named executives.

Understanding Our Summary Compensation and Grants of Plan-Based Awards Tables

In addition to their base salaries, the Company’s executive officers receive a mix of at-risk compensation, both short- and long-term, for their services. Pursuant to the Company’s plans, executive officers are eligible to receive annual cash incentive awards based on the achievement of certain performance targets, and long-term equity awards generally in the form of RSUs, PSUs and/or stock options. Each of these elements of compensation and the plans under which they are awarded are discussed in the “Compensation Discussion and Analysis” section of this Form 10-K/A starting on page 6.

Back to Contents

Outstanding Equity Awards at Fiscal Year-End – 2018

The following table sets forth all unexercised options, and unvested RSU and PSU awards that have been awarded to our named executives by the Company and were outstanding as of December 31, 2018.

	Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)		Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(12) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2) (j)
Nicholas J. DeIuliis	55,525	(3)	—		—	24.155	2/17/19	—		—	—	—
	41,106	(4)	—		—	43.722	2/16/20	—		—	—	—
	175,619	(5)	—		—	39.003	6/15/20	—		—	—	—
	39,475	(6)	—		—	42.085	2/23/21	—		—	—	—
	61,077	(7)	—		—	31.012	3/01/22	—		—	—	—
	530,373	(9)	265,190	(9)	—	6.874	1/29/26	—		—	—	—
	—		—		—	—	—	320,104	(8)	$3,655,588	—	—
	—		—		—	—	—	192,020	(10)	$2,192,868	—	—
	—		—		—	—	—	15,922	(11)	$181,829	—	—
	—		—		—	—	—	—		—	644,549	$7,360,750
Donald W. Rush	6,627	(9)	3,317	(9)	—	6.874	1/29/26	—		—	—	—
	—		—		—	—	—	87,248	(8)	$996,372	—	—
	—		—		—	—	—	2,396	(10)	$27,362	—	—
	—		—		—	—	—	2,822	(11)	$32,227	—	—
	—		—		—	—	—	—		—	40,132	$458,307
Chad A. Griffith	5,067	(9)	5,069	(9)	—	6.874	1/29/26	—		—	—	—
	—		—		—	—	—	8,411	(8)	96,054	—	—
	—		—		—	—	—	—		—	—	—
	—		—		—	—	—	194	(11)	2,215	—	—
	—		—		—	—	—	—		—	2,343	26,757
Timothy C. Dugan	123,753	(9)	61,879	(9)	—	6.874	1/29/26	—		—	—	—
	—		—		—	—	—	124,922	(8)	$1,426,609	—	—
	—		—		—	—	—	44,800	(10)	$511,616	—	—
	—		—		—	—	—	5,042	(11)	$57,580	—	—
	—		—		—	—	—	—		—	172,115	$1,965,553

(1)	This column shows the aggregate number of unvested PSUs for which the performance period had not lapsed as of December 31, 2018. The performance period for the PSU awards granted in 2018 is January 1, 2018 through December 31, 2022, vesting 20% per year (with the 2019 through 2022 tranches remaining outstanding). The performance period for the PSU awards granted in 2017 is January 1, 2017 through December 31, 2021, vesting 20% per year (with the 2019 through 2021 tranches remaining outstanding). The performance period for the PSU awards granted in 2016 is January 1, 2016 through December 31, 2020, vesting 20% per year (with the 2019 and 2020 tranches remaining outstanding). The amounts presented for the 2018 PSU awards are based on achieving performance goals at the target level, and the amounts presented for the 2016 and 2017 PSU awards are based on achieving performance goals at the maximum and threshold levels, respectively.
(2)	The market values for RSUs and PSUs were determined by multiplying the closing market price per share for the Company’s common stock on December 31, 2018 ($11.42) by the number of shares relating to such awards.
(3)	Options granted February 17, 2009 that vested and became exercisable in three equal annual installments (subject to rounding), beginning on the first anniversary of the grant date.
(4)	Options granted February 16, 2010 that vested and became exercisable in three equal annual installments (subject to rounding), beginning on the first anniversary of the grant date.
(5)	Represents 100% of the shares underlying performance options granted on June 15, 2010, which shares were determined to be vested on February 10, 2011 by the Compensation Committee for the performance period ended December 31, 2010, on February 16, 2012 by the Compensation Committee for the performance period ended December 31, 2011, on January 28, 2013 by the Compensation Committee for the performance period ended December 31, 2012, and on January 28, 2014 by the Compensation Committee for the performance period ended December 31, 2013.
(6)	Options granted February 23, 2011 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(7)	Options granted February 29, 2012 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(8)	RSUs granted on January 31, 2017, January 31, 2018 and February 1, 2018 that vest in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(9)	Options granted January 29, 2016 that vest and become exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(10)	The performance period for the 2018 tranche of the 2016 PSU awards was January 1, 2018 through December 31, 2018. The amounts are based on actual performance results for the period and vested in January 2019 when the Compensation Committee certified performance.
(11)	The performance period for the 2018 tranche of the 2018 PSU awards was January 1, 2018 through December 31, 2018. The amounts are based on actual performance results for the period and vested in January 2019 when the Compensation Committee certified performance.
(12)	The performance period for the 2018 tranche of the 2017 PSU awards was January 1, 2018 through December 31, 2018. There are no amounts set forth in the table, because threshold performance was not satisfied.
24

Back to Contents

Option Exercises and Stock Vested Table – 2018

The following table sets forth information concerning each exercise of the Company’s options and the vesting of RSUs and PSUs of the Company during the 2018 fiscal year.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nicholas J. DeIuliis	—	—	422,151	$5,795,275
Donald W. Rush	—	—	18,522	$280,463
Chad A. Griffith	—	—	1,668	$23,204
Timothy C. Dugan	—	—	97,994	$1,346,970

(1)	Values include vesting of RSU awards granted in each of 2015 (final tranche) and 2017 (first tranche), as well as PSU awards granted in 2015 (entire award) and 2016 (2017 tranche only).

Pension Benefits Table – 2018

The following table provides information with respect to each plan that provides for specified retirement payments or benefits, or payments or benefits that will be provided primarily following retirement, including benefits available under the Company’s non-qualified defined benefit plans (which we refer to as the Supplemental Retirement Plan or SERP and the New Restoration Plan), but excluding nonqualified defined contribution plans.

Name	Company Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Nicholas J. DeIuliis	Supplemental Retirement Plan	20		$6,171,351	—
Donald W. Rush	New Restoration Plan	—	(2)	$60,667	—
Chad A. Griffith(3)	—	—		$—	—
Timothy C. Dugan	New Restoration Plan	—	(2)	$181,126	—

(1)	The accumulated benefits included in this column were computed through December 31, 2018 using the assumptions stated in the financial statements included in Note 16 of the Company Form 10-K. The table above excludes benefits relating to the Pension Plan, which was assumed by CONSOL Energy Inc. in connection with the Separation.
(2)	Years of service are not included for Messrs. Rush and Dugan as service is not a factor in the calculation of benefits for the New Restoration Plan.
(3)	Mr. Griffith does not participate in the SERP or the New Restoration Plan.
25

Back to Contents

Understanding Our Pension Benefits Table

This section provides information regarding the Company’s retirement programs, which include the SERP and the New Restoration Plan.

Supplemental Retirement Plan

On December 5, 2006, the Company’s Board of Directors approved and adopted the SERP, effective January 1, 2007. Certain modifications were made to the SERP that became effective December 4, 2007. The SERP is designed primarily for the purpose of providing benefits for a select group of management and highly-compensated employees of the Company and its subsidiaries, and is intended to qualify as a “top hat” plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company established the SERP to attract and retain persons that it considered to be important to the Company’s success by providing benefits that are not restricted by the statutory limitations imposed by the federal income tax laws. The SERP is an unfunded, unsecured obligation of the Company, the benefits of which will be paid from its general assets.

Mr. DeIuliis and other eligible individuals were the initial participants in the SERP. On September 9, 2009, the Company’s Board of Directors adopted amendments to the SERP to include certain employees of CNX Gas, and to give service credit thereunder for service with CNX Gas to all participants in the plan who are or were employees of CNX Gas, including Mr. DeIuliis. The amendments to the SERP were consistent with the Company’s assumption of CNX Gas’s compensatory arrangements as part of the management reorganization that occurred in January 2009.

In September 2011, the Company’s Board of Directors authorized amendments to the SERP, which froze the plan effective December 31, 2011 for current and future employees, except for certain officers (referred to hereafter as the “excepted employees”). After the applicable date, no existing participant or future employee, other than the excepted employees, accrues benefits under the SERP, and no compensation or service is counted for purposes of calculating benefits thereunder. Frozen participants’ years of service continue to accrue, solely for vesting purposes. Mr. DeIuliis is an excepted employee and, accordingly, continues to accrue benefits under the SERP.

The Compensation Committee has reserved the right to terminate a participant’s participation in the SERP at any time. Additionally, if a participant’s employment is terminated or if a participant no longer meets basic eligibility standards, the participant’s participation in the SERP (and such person’s right to accrue any benefits thereunder) will terminate automatically. Final average compensation and years of service will be determined at such time.

The amount of each participant’s benefit under the plan as of age 65 (expressed as an annual amount) will be equal to 50% of “final average compensation” multiplied by the “service fraction,” as calculated on the participant’s date of employment termination with the Company. “Final average compensation” means the average of a participant’s five highest consecutive annual compensation amounts (annual base salary plus amounts received under the STIC) while employed by the Company or its subsidiaries. The “service fraction” means a fraction with a numerator equal to a participant’s number of years of service and a denominator of 20, and cannot exceed one.

26

Back to Contents

The benefit described above will be reduced by a participant’s vested benefits (including benefits already paid or payable in the future (converted to an annual amount)) under: (i) the Pension Plan; (ii) the restoration plan; and (iii) any other plan or arrangement providing retirement-type benefits, including arrangements with prior employers, to the extent service with such other employer or under such arrangement is credited under the SERP. As part of the Separation, the sponsorship of the Pension Plan was transferred to CONSOL Energy Inc., which now is an entity independent of the Company.

No benefit will be vested under the SERP until a participant has five years of service with the Company or its participating subsidiaries while the participant meets the applicable eligibility standards. For a description of the effect of termination or change in control upon benefits under the SERP, see “Understanding Our Change in Control and Employment Termination Tables and Information” on page 31.

Benefits under the SERP will be paid in the form of a life annuity with a guaranteed term of 20 years (which will be the actuarial equivalent of a single life annuity) commencing in the month following the later to occur of: (a) the end of the month following the month in which the participant turns age 50 or (b) the end of the month following the month in which the employment termination of a participant occurs. In the event the benefits commence prior to the participant’s normal retirement age, the benefit will be actuarially reduced as necessary (using assumptions specified in the Pension Plan).

New Restoration Plan (Frozen)

The New Restoration Plan was frozen in 2018. Prior to the freeze, eligibility for benefits under the New Restoration Plan was determined each calendar year (the “Award Period”). Participants whose sum of annual base pay as of December 31 and amounts received under the STIC or other annual incentive program earned for services rendered by the participant during the award period exceed the compensation limits imposed by Section 401(a)(17) of the Code (up to $270,000 for 2017, the final year for which benefits were credited) were eligible for benefits under the New Restoration Plan for such period. The amount of each eligible participant’s benefit under the plan was equal to 9% times annual base salary as of December 31 and amounts received under the STIC (or other annual incentive program earned for services rendered by the participant during the award period), less 6% times the lesser of (i) annual base salary as of December 31 or (ii) the compensation limit imposed by the Code for the award period ($270,000 for 2017).

The New Restoration Plan is an unfunded, unsecured obligation of the Company, the benefits of which will be paid from its general assets. The Company’s employees who are eligible to participate and accrue benefits in the SERP are ineligible to participate in the New Restoration Plan. Messrs. Dugan and Rush, and other eligible individuals, are participants in the New Restoration Plan.

Benefits under the New Restoration Plan will be paid in the form of 240 equal monthly installments, with each installment equal to the value of the participant’s account at commencement divided by 240. Benefits commence in the month immediately following the later to occur of: the month (i) in which the participant turns age 60 or (ii) containing the six-month anniversary date of the participant’s separation from service.

27

Back to Contents

Potential Payments Upon Termination or Change in Control Tables

Except as otherwise indicated, the following narrative and tables set forth the potential payments and the value of other benefits that would vest or otherwise accelerate vesting at, following, or in connection with any termination, including, without limitation, incapacity retirement or a constructive termination of a named executive, or a change in control or a change in the named executive’s responsibilities, as such scenarios are contemplated in the contracts, agreements, plans or arrangements described below.

For each named executive, the payments and benefits detailed in the tables below are in addition to any payments and benefits under the Company’s plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each named executive, including those set forth in the Pension Benefits Table – 2018, and any stock options vested as of December 31, 2018 (which are set forth in the Outstanding Equity Awards at Fiscal Year-End Table – 2018). The tables assume that employment termination and/or the change in control occurred on December 31, 2018 and a valuation of the Company’s common stock based on its closing market price per share on December 31, 2018 of $11.42 per share. The tables also assume that each executive will take all action necessary or appropriate for such person to receive the maximum available benefit, such as execution of a release of claims and compliance with restrictive covenants described below.

A description of some elements of the plans, arrangements and agreements covered by the following tables and which provide for payments or benefits in connection with a termination of employment or change in control are also described under “Compensation Discussion and Analysis” on page 6. The footnotes to the tables describe the assumptions that were used in calculating the amounts described below.

Tables

NICHOLAS J. DEIULIIS*

Executive Benefits and Payments Upon Termination	Incapacity Retirement (with a social security disability)	Termination for Good Reason or Not for Cause (reduction in force)	Termination For Cause	Death	Disability (without a social security disability)	Change in Control Termination(1)
Compensation:
Base Salary	—	—	—	—	—	$2,000,000
Short-Term Incentive(2)	—	—	—	$960,000	—	$3,436,667
Severance Pay Plan(3)	—	$384,615	—	—	—	—
Long-Term Incentive Compensation:(4)
Options: Unvested	$1,205,474	—	—	$1,205,474	—	$1,205,474
RSUs: Unvested	$1,401,634	$3,655,588	—	$3,655,588	—	$3,655,588
PSUs: Unvested	—	—	—	$5,938,674	—	$5,938,674
Benefits and Perquisites:
Outplacement service	—	—	—	—	—	$25,000
Continuation of medical/drug/dental benefits(5)	—	—	—	—	—	$36,406
401(k) payment	—	—	—	—	—	$41,250
Supplemental Retirement Plan(6)	—	—	—	—	—	$12,304,853
280G Tax Gross-up(7)	—	—	—	—	—	$10,568,634
TOTAL	$2,607,108	$4,040,203	—	$11,759,736	—	$39,212,546

*	Applicable footnotes follow the last table in this section of the Proxy Statement.
28

Back to Contents

DONALD W. RUSH*

Executive Benefits and Payments Upon Termination	Incapacity Retirement (with a social security disability)	Termination for Good Reason or Not for Cause (reduction in force)	Termination For Cause	Death	Disability (without a social security disability)	Change in Control Termination(1)
Compensation:
Base Salary	—	—	—	—	—	$653,954
Short-Term Incentive(2)	—	—	—	$305,178	—	$457,767
Severance Pay Plan(3)	—	$108,992	—	—	—	—
Long-Term Incentive Compensation:(4)
Options: Unvested	—	—	—	$15,078	—	$15,078
RSUs: Unvested	—	$996,372	—	$996,372	—	$996,372
PSUs: Unvested	—	—	—	$443,701	—	$443,701
Benefits and Perquisites:
Outplacement service	—	—	—	—	—	$25,000
Continuation of medical/drug/dental benefits(5)	—	—	—	—	—	$16,597
401(k) payment	—	—	—	—	—	$24,750
New Restoration Plan	—	—	—	—	—	$0
280G Tax Reduction(7)	—	—	—	—	—	$(820,367)
TOTAL	—	$1,105,364	—	$1,760,329	—	$1,812,852

*	Applicable footnotes follow the last table in this section of the Proxy Statement.

CHAD A. GRIFFITH*

Executive Benefits and Payments Upon Termination	Incapacity Retirement (with a social security disability)	Termination for Good Reason or Not for Cause (reduction in force)	Termination For Cause	Death	Disability (without a social security disability)	Change in Control Termination(1)
Compensation:
Base Salary	—	—	—	—	—	—
Short-Term Incentive(2)	—	—	—	$100,000	—	—
Severance Pay Plan(3)	—	$38,462	—	—	—	$38,462
Long-Term Incentive Compensation:(4)
Options: Unvested	—	—	—	$23,042	—	$23,042
RSUs: Unvested	—	$96,054	—	$96,054	—	$96,054
PSUs: Unvested	—	—	—	$26,757	—	$26,757
Benefits and Perquisites:
Outplacement service	—	—	—	—	—	—
Continuation of medical/drug/dental benefits	—	—	—	—	—	—
401(k) payment	—	—	—	—	—	—
TOTAL	—	$134,516	—	$245,853	—	$184,315

*	Applicable footnotes follow the last table in this section of the Proxy Statement.
29

Back to Contents

TIMOTHY C. DUGAN*

Executive Benefits and Payments Upon Termination	Incapacity Retirement (with a social security disability)	Termination for Good Reason or Not for Cause (reduction in force)	Termination For Cause	Death	Disability (without a social security disability)	Change in Control Termination(1)
Compensation:
Base Salary	—	—	—	—	—	$920,326
Short-Term Incentive(2)	—	—	—	$299,106	—	$815,333
Severance Pay Plan(3)	—	$70,794	—	—	—	—
Long-Term Incentive Compensation:(4)
Options: Unvested	$281,283	—	—	$281,283	—	$281,283
RSUs: Unvested	$443,873	$1,426,609	—	$1,426,609	—	$1,426,609
PSUs: Unvested	—	—	—	$1,697,937	—	$1,697,937
Benefits and Perquisites:
Outplacement service	—	—	—	—	—	$25,000
Continuation of medical/drug/dental benefits(5)	—	—	—	—	—	$19,145
401(k) payment	—	—	—	—	—	$33,000
New Restoration Plan	—	—	—	—	—	$0
280G Tax Reduction(7)	—	—	—	—	—	$(349,173)
TOTAL	$725,156	$1,497,403	—	$3,704,935	—	$4,869,460

*	Applicable footnotes follow this table.
(1)	If a change in control occurred and the named executive’s employment did not terminate, the named executive would be entitled only to the payments and benefits shown under Long-Term Incentive Compensation. The narrative following these tables contains a description of events that constitute a change in control.
(2)	In the event of death, the named executives would be entitled to the short-term incentive award. In the event of a qualifying termination in connection with a change in control, each named executive, pursuant to his CIC Agreement (other than Mr. Griffith), would be entitled to a pro-rated payment of his short-term incentive awards based upon the length of service during the year in which the termination occurred. Assuming a maximum payout for 2018 and a change in control at year-end, each individual would receive, in addition to the amount shown in the table, the amounts set forth in the Grants of Plan-Based Awards – 2018 under the maximum amounts for non-equity incentive plan awards.
(3)	The Severance Pay Plan for Salaried Employees provides one week of severance for every year of service with a minimum of 8 weeks and up to a maximum of 25 weeks in the event that employment is involuntarily terminated because of a reduction in workforce. As of December 31, 2018, Messrs. DeIuliis, Rush, Griffith and Dugan were entitled to 25 weeks, 13 weeks, 8 weeks and 8 weeks, respectively, of severance.
(4)	The values for long-term incentive compensation represent the value of the Company’s unvested options, RSUs and PSUs, which would accelerate and vest or would continue to vest according to the vesting schedule, depending on the termination event. The value of the Company’s unvested options, RSUs and PSUs was calculated using a closing market price per share of $11.42 on December 31, 2018 for the Company and assumes target payout for the PSUs granted in 2016 (as to the 2019 and 2020 tranches), the PSUs granted in 2017 (as to the 2019 through 2021 tranches), and the PSUs granted in 2018 (as to the 2019 through 2022 tranches).
(5)	In the event of a qualifying termination in connection with a change in control, as of December 31, 2018, Mr. DeIuliis, pursuant to his CIC Agreement, would be entitled to the continuation of medical, dental, and vision coverage for a period of 30 months, Mr. Dugan would be entitled to 24 months, and Mr. Rush would be entitled to 18 months.
(6)	In the event of a termination for cause, no benefit is payable. Benefits vest immediately in the event of termination due to disability, death or change in control. Further, the SERP pays an unreduced benefit in the event of incapacity retirement or disability, and accordingly, Mr. DeIuliis would receive $9,770,537 in such cases.
(7)	This calculation is an estimate for disclosure purposes only. Note that actual payments for Messrs. Rush and Dugan would be reduced pursuant to the terms of their CIC Agreements by the amounts shown in the above tables under “280G Tax Reduction.” Payments on an actual change of control may differ based on factors such as transaction price, timing of employment termination and payments, methodology for valuing stock options, changes in compensation, reasonable compensation analyses and the value of the covenant not to compete. Assumptions used in this Form 10-K/A include:
•	Marginal federal, Pennsylvania state and FICA-HI (Medicare) tax rates of 37%, 3.07% and 2.35%, respectively;
•	Any payments with respect to the 2018 bonus were not contingent on the change in control (and thus, not required to be included in the calculation);
•	Stock options are assumed to become fully vested and/or exercisable and are valued in accordance with Rev. Proc. 98-34 and Q&A 24(c) of Code Section 280G based on expected life of the option; and
•	The Company did not attribute any value to non-competition covenants or take the position that any part of the value of the performance-based equity and long-term incentive plans provided to the applicable named executive was reasonable compensation for services prior to the change of control, which would have reduced the estimated excise tax gross-up payment, if any.
30

Back to Contents

Understanding Our Change in Control and Employment Termination Tables and Information

This section provides information regarding the following Company agreements and/or programs which provide for benefits to be paid to named executives in connection with employment termination and/or a change in control of the Company or, with respect to Mr. DeIuliis, CNX Gas: CIC Agreements; stock options; RSUs; PSUs; Supplemental Retirement Plan; New Restoration Plan; and Severance Pay Plan for Salaried Employees.

Change in Control Agreements

As of December 31, 2018, Messrs. Rush and Dugan each had CIC Agreements with the Company, and Mr. DeIuliis had a CIC Agreement with the Company and CNX Gas. The CIC Agreements provide severance benefits to the applicable named executives if they are terminated (i) after, or in connection with, a Company change in control (as described below) (and/or, in the case of Mr. DeIuliis, a CNX Gas change in control (as described below)) by the Company (and/or by CNX Gas, in the case of Mr. DeIuliis) for any reason other than cause (as defined below), death or disability (as defined below), that occurs not more than three months prior to or within two years after, a Company change in control (and/or a CNX Gas change in control, in the case of Mr. DeIuliis), or is requested by a third party initiating the Company change in control (and/or the CNX Gas change in control, in the case of Mr. DeIuliis) or (ii) within the two-year period after a Company change in control (and/or a CNX Gas change in control, in the case of Mr. DeIuliis), if he is “constructively terminated” (as defined below).

Under the circumstances described above, as of December 31, 2018, the applicable named executives would be entitled to receive:

•	a lump sum cash payment equal to a multiple of base pay plus a multiple of short-term incentive pay (the multiple, in each case, for Mr. DeIuliis, 2.5; for Mr. Dugan, 2.0; and for Mr. Rush, 1.5);
•	a pro-rated payment of his short-term incentive pay for the year in which his termination of employment occurs;
•	for a specified period (for Messrs. DeIuliis, 30 months; for Mr. Dugan, 24 months; and for Mr. Rush, 18 months), the continuation of medical, dental, and vision coverage (or monthly reimbursements in lieu of continuation);
•	a lump sum cash payment equal to the total amount that the executive would have received under the 401(k) plan as a match if he was eligible to participate in the 401(k) plan for a specified period after his termination date (for Mr. DeIuliis, 30 months; for Mr. Dugan, 24 months; and for Mr. Rush, 18 months) and he contributed the maximum amount to the plan for the match;
•	a lump sum cash payment equal to the difference between the present value of his accrued pension benefits at his termination date under the qualified defined benefit plan (which, as described in the Pension Benefits Table – 2018 section on page 25, is now sponsored by CONSOL Energy Inc.), and (if eligible) any plan or plans providing nonqualified retirement benefits and the present value of the accrued pension benefits to which the executive would have been entitled under the pension plans if he had continued participation in those plans for a specified period after his termination date (for Mr. DeIuliis, 30 months; for Mr. Dugan, 24 months; and for Mr. Rush, 18 months);
•	a lump sum cash payment of $25,000 in order to cover the cost of outplacement assistance services and other expenses associated with seeking other employment; and
•	any amounts earned, accrued or owing but not yet paid as of his termination date, payable in a lump sum, and any benefits accrued or earned in accordance with the terms of any applicable benefit plans and programs.
31

Back to Contents

In addition, upon a change in control (as defined below), all equity awards granted to each of the applicable executives would become fully vested and/or exercisable on the date the change in control occurs and all stock options or stock appreciation rights would remain exercisable for the period set forth in the applicable award agreement. If it is determined that any payment or distribution to an executive or for his benefit would constitute an “excess parachute payment” within the meaning of Section 280G of the federal income tax laws, Mr. DeIuliis will be entitled to an additional amount, subject to certain limitations, such that the net amount retained by him after deduction of any excise tax imposed under Section 4999 of the federal income tax laws, and any tax imposed upon the gross-up payment, will be equal to the excise tax on the payment.

In the case of Messrs. Rush and Dugan, the provisions of their CIC Agreements provide that in the event that any payment or distribution by the Company would constitute an “excess parachute payment” within the meaning of Section 280G, the Company will limit such payments to an amount below the excess parachute payment amount, such that there will not be any excise tax on such payments.

The CIC Agreements contain confidentiality, non-competition and non-solicitation obligations. The named executives each agreed not to compete with the business for one year, or to solicit employees for two years, following a termination of employment, when such executive is receiving severance benefits under a CIC Agreement.

No payments are made or benefits provided under the CIC Agreements unless the executive executes, and does not revoke, a written release of any and all claims (other than for entitlements under the terms of the agreement or which may not be released under the law).

“Cause,” under the CIC Agreements, is a determination by the Company Board (or the CNX Gas Board in the case of Messrs. DeIuliis) that the executive has:

(a)	been convicted of, or has pleaded guilty or nolo contendere to, any felony or any misdemeanor involving fraud, embezzlement or theft; or
(b)	wrongfully disclosed material confidential information of the Company or any subsidiary (including CNX Gas), has intentionally violated any material express provision of the Company’s code of conduct for executives and management employees (as then in effect) or has intentionally failed or refused to perform any of his material assigned duties for the Company (or CNX Gas in the case of Mr. DeIuliis), and any such failure or refusal has been demonstrably and materially harmful to the Company (or CNX Gas in the case of Mr. DeIuliis).

Notwithstanding the foregoing, the executive will not be deemed to have been terminated for “cause” under clause (b) above unless the majority of the members of the Company Board (or the CNX Gas Board in the case of Mr. DeIuliis) plus one member of such board, find that, in its good faith opinion, the executive has committed an act constituting “cause,” and such resolution is delivered in writing to the executive.

A “change in control” under the CIC Agreements means the occurrence of any of the following events (for purposes of this section, with respect to Mr. DeIuliis, where applicable, references to the “Company” also include the Company’s subsidiary, CNX Gas; references to the “Company Board” also include the CNX Gas Board; references to “shareholders of the Company” also include shareholders of CNX Gas and references to “voting stock” also include securities of CNX Gas):

(i)	the acquisition by any individual, entity or group of beneficial ownership of more than 25% of the combined voting power of the then outstanding voting stock of the Company; provided, however, that the following acquisitions will not constitute a change in control: (A) any issuance of voting stock of the Company directly from the Company that is approved by the then incumbent Company Board, (B) any acquisition by the Company (or any subsidiaries) of voting stock of the Company, (C) any acquisition of voting stock of the Company by any employee benefit plan (or related trust) sponsored or maintained by the Company or any subsidiary of the Company, (D) any acquisition of voting stock of the Company by an underwriter holding securities of the Company in connection with a public offering thereof, or (E) any acquisition of voting stock of the Company by any person pursuant to a transaction that complies with clauses (A), (B) and (C) of (iii) below; or
32

Back to Contents
(ii)	individuals who constitute the Company Board as of the agreement date (or in the case of Mr. DeIuliis, individuals who constitute the CNX Gas Board other than at a time when the Company and/or its subsidiaries beneficially own more than 50% of the total voting stock of CNX Gas) cease for any reason to constitute at least a majority of the Company Board; provided, however, that any individual becoming a director subsequent to such date whose election, or nomination for election by the Company’s shareholders (or CNX Gas’s shareholders, in the case of Mr. DeIuliis) was approved by a vote of at least two-thirds of the directors then comprising the incumbent Company Board are deemed to have then been a member of the incumbent Company Board, but excluding any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Company Board;
(iii)	consummation of a reorganization, merger or consolidation of the Company or a direct or indirect wholly owned subsidiary of the Company, a sale or other disposition of all or substantially all of the assets of the Company, or other transaction involving the Company, unless, in each case, immediately following such transaction, (A) all or substantially all of the individuals and entities who were the beneficial owners of voting stock of the Company immediately prior to such transaction beneficially own, directly or indirectly, more than 50% of the combined voting power or securities of the then outstanding shares of voting stock or securities of the entity resulting from such transaction or any direct or indirect parent corporation thereof, (B) no person other than the Company beneficially owns 25% or more of the combined voting power of the then outstanding shares of voting stock of the entity resulting from such transaction or any direct or indirect parent corporation thereof and (C) at least a majority of the members of the Board of the entity resulting from such transaction or any direct or indirect parent corporation thereof were members of the incumbent Company Board at the time of the execution of the initial agreement or of the action of the Company Board providing for such transaction;
(iv)	approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a transaction that complies with clauses (A), (B) and (C) of (iii) above; or
(v)	in the case of Mr. DeIuliis’ CIC Agreement, other than a time when the Company and/or its subsidiaries beneficially own less than 50% of the total voting stock of CNX Gas, a Company change in control (as described in clauses (i) through (iv) above).

In each CIC Agreement, a “constructive termination” means:

•	a material adverse change in position;
•	a material reduction in annual base salary or target bonus or a material reduction in employee benefits;
•	material adverse change in circumstances as determined in good faith by the executive, including a material change in the scope of business or other activities for which the executive was responsible for prior to the change in control, which has rendered the executive unable to carry out, has materially hindered his performance of, or has caused him to suffer a material reduction in, any of the authorities, powers, functions, responsibilities or duties attached to the position he held immediately prior to the change in control, as determined by him;
•	the liquidation, dissolution, merger, consolidation or reorganization of the Company (or CNX Gas, in the case of Mr. DeIuliis) or transfer of substantially all of the Company’s (or CNX Gas’s, in the case of Mr. DeIuliis) business or assets unless the successor assumes all duties and obligations of the Company (or CNX Gas, in the case of Mr. DeIuliis) under the applicable CIC Agreement; or
•	the relocation of the executive’s principal work location to a location that increases his normal commute by 50 miles or more or that requires travel increases by a material amount.
33

Back to Contents

Stock Options

In the event that a named executive’s employment with the Company (including any affiliate of the Company) is terminated for “cause” (as defined in the Company EIP) or the named executive breaches non-competition or proprietary information covenants (see description below), then any stock option (whether vested or unvested) that is granted to the named executive will be cancelled and forfeited in its entirety on the date of termination of employment or breach of covenant, as applicable. In addition, any stock option exercised during the six-month period prior to such termination of employment or breach of covenant, as applicable, will be rescinded, and the named executive will be required to pay to the Company within 10 days an amount in cash equal to the gain realized by the exercise of the stock option.

In the event that the named executive’s employment terminates voluntarily, due to “disability” (as defined in the Company EIP) or by the Company without “cause” (as defined in the Company EIP), the non-vested portion of any stock option will be deemed cancelled on the termination date and the vested portion, if any, of the stock option as of the date of such termination will remain exercisable for the lesser of a period of 90 days following termination or until the expiration date of the stock option. Notwithstanding the previous sentence, if such termination occurs by reason of an “incapacity retirement” as defined in the Pension Plan (or any successor plan) and as provided in the award agreement, then in that event the non-vested portion of the stock option will continue to vest and become exercisable in the ordinary course and will remain exercisable until the stock option’s expiration date.

In the event that employment with the Company (including any affiliate) is terminated without cause and after a decision that such termination qualifies for special vesting treatment, the non-vested portion of a stock option will continue to vest and become exercisable in accordance with the vesting schedule set forth in the award agreement, and will remain exercisable until the expiration date. In the event that the named executive’s employment is terminated by reason of death, the non-vested portion of the stock option will vest in its entirety immediately upon the date of death and will remain exercisable for the lesser of a period of three years following death or the expiration date.

RSUs

All shares subject to RSU awards that are issued under the Company EIP will vest (i.e., will not be subject to forfeiture as the result of employment termination) upon the occurrence of certain specified termination of employment events such as incapacity retirement, termination of employment by reason of death or as part of a reduction in force as specified and implemented by the Company, or without cause and after a decision that such termination without cause qualifies for special vesting treatment. In no event will any shares vest in the event employment with the Company is terminated for “cause” as defined in the Company EIP (see below) or if a named executive leaves the Company’s employment for any reason other than in connection with a special vesting event.

In addition, if employment is terminated for cause or the named executive breaches the non-competition or proprietary information covenants (see below), then, in addition to awards being cancelled with respect to any unvested shares, the named executive will also forfeit all of his right, title and interest in and to any shares which have vested under existing awards and which are held by him at that time. In addition, to the extent a named executive has sold any of his vested shares within the six month period ending with the date of the named executive’s termination for cause or breach of the non-competition or proprietary information covenants or at any time thereafter, then the named executive will be required to repay to the Company, within 10 days after receipt of written demand from the Company, the cash proceeds received upon each such sale, provided the demand is made by the Company within one year after the date of that sale.

In the event employment is terminated because of a reduction in force, the named executive will not be subject to the non-competition and certain non-solicitation provisions contained in the award agreement.

34

Back to Contents

PSUs

The PSU awards also include special vesting provisions in connection with certain employment termination circumstances.

In the event the named executive’s employment with the Company (or an affiliate) is terminated (i) on or after the date the named executive has reached the age of 62, (ii) on account of death or disability, or (iii) by action taken by the Company (including any affiliate) without cause and after a decision that such termination without cause qualifies for special vesting treatment (a “Qualifying Separation”), the named executive will be entitled to retain the PSUs and receive payment therefore, to the extent earned and payable; provided, however, that in the case of a termination on or after the named executive has reached the age of 62 or on account of disability, the named executive will only be entitled to retain a prorated portion of the PSUs determined at the end of the performance period, based on the ratio of the number of complete months that the named executive worked in the performance period.

If the named executive’s employment with the Company or any affiliate generally is terminated for any other reason, including by the named executive voluntarily, or by the Company (including any affiliate) with or without cause (other than in connection with a Qualifying Separation), the PSUs awarded to the named executive will be cancelled and forfeited.

Equity Incentive Plan Definitions

The following definitions and provisions are set forth in the Company EIP:

“Cause” is defined, unless otherwise defined in the applicable award agreement, as a determination by the Compensation Committee that a person has committed an act of embezzlement, fraud, dishonesty or breach of fiduciary duty to the Company, deliberately and repeatedly violated the rules of the Company or the valid instructions of the Company’s Board of Directors or an authorized officer of the Company, made any unauthorized disclosure of any of the material secrets or confidential information of the Company, or engaged in any conduct that could reasonably be expected to result in material loss, damage or injury to the Company.

“Disability” is defined, unless otherwise defined in the applicable award agreement, as an award recipient’s inability, because of physical or mental incapacity or injury (that has continued for a period of at least 12 consecutive calendar months) to perform for the Company or an affiliate of the Company substantially the same services as he or she performed prior to incurring the incapacity or injury.

Change in Control and Restrictive Covenant Provisions – the Company’s Options, RSUs, and PSUs

All Company option, RSU and PSU awards, whether or not vested, vest upon a change in control, which is defined under the Company EIP as (unless otherwise defined in the applicable award agreement) the earliest to occur of:

•	any one person (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, and any corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of Company stock), or more than one person acting as a group, is or becomes the beneficial owner of shares that, together with the shares held by that person or group, possess more than 50% of the total fair market value or total voting power of the Company’s shares;
•	a majority of members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election; or
•	the sale of all or substantially all of the Company’s assets.
35

Back to Contents

However, in the event the accelerated vesting of the awards, either alone or together with any other payments or benefits to which the named executive may otherwise become entitled from the Company in connection with the “change in control” would, in the Company’s good faith opinion, be deemed to be a parachute payment under Section 280G of the Code (or any successor provision), then, unless any agreement between the named executive and the Company provides otherwise, the number of options and RSUs which vest on this accelerated basis will be reduced to the extent necessary to assure, in the Company’s good faith opinion, that no portion of the accelerated award will be considered such a parachute payment.

All Company option, RSU and PSU awards contain a covenant regarding confidential information and trade secrets, pursuant to which the recipient must agree, at any time during or after his or her employment with the Company, not to disclose or use for his or any other person or entity’s own benefit or purposes, other than the Company and its affiliates, any proprietary confidential information or trade secrets, which are unique to the Company and not generally known to the industry or the public (except as otherwise provided therein). In addition, upon termination with the Company for any reason, the award recipient must immediately return all materials relating to the business of the Company and its affiliates, excluding personal notes, notebooks and diaries, and may not retain or use for such person’s own account at any time any trade names, trademarks or other proprietary business designation used or owned in connection with the business of the Company or its affiliates.

With respect to outstanding PSUs, upon a change in control, the applicable performance goals will be deemed to have been achieved on such date and the PSUs will be paid based on performance relative to such goals as of such date, with the value of such PSUs to be settled on the closing date of the change in control transaction; provided, however, that in the event of a change in control, PSUs may be settled in cash and/or securities or other property.

Supplemental Retirement Plan

If a participant’s employment with the Company or any subsidiary terminates for “cause” (which is defined in the Supplemental Retirement Plan to include a violation of any nonsolicitation, noncompetition or nondisclosure provision contained in any agreement entered into by and between a participant and the Company or any subsidiary), no benefits will be payable under the Supplemental Retirement Plan. Additionally, each participant agrees by participating in the Supplemental Retirement Plan that within ten (10) days after the date we provide the participant with a notice that there has occurred a termination on account of “cause,” the participant will pay to us in cash an amount equal to any and all distributions paid to or on behalf of such participant under the plan within the six (6) months prior to the date of the earliest breach. A forfeiture of Supplemental Retirement Plan benefits will also occur for certain cause events even if the event does not occur or is not discovered until after any termination of employment. Benefits under the Supplemental Retirement Plan will immediately vest upon death or disability of a participant or upon a “change in control” (as described below).

Further, the participant will be entitled to receive the vested benefits in a lump sum payment if the participant’s employment is terminated after, or in connection with, a “change of control” (as defined in the Supplemental Retirement Plan) on account of: (i) an involuntary termination associated with a change in control within the two year period after the change in control, or (ii) a termination by the Company other than for cause or due to the participant’s death or disability that (A) occurs not more than three months prior to the date on which a “change in control” occurs or (B) is required by a third party who initiates a change in control.

The benefit will be calculated as if the participant terminated on the date of the change in control, but the participant will be considered only for purposes of applying the appropriate actuarial reduction to have a minimum age of 55 and a minimum of 20 years of credited service. Additional service credit will also be provided for the term of any payments under a participant’s CIC Agreement, if any, with the Company. See “Understanding our Pension Benefits Table” on page 26 for more information regarding the Supplemental Retirement Plan.

36

Back to Contents

New Restoration Plan

The New Restoration Plan was frozen for future benefit credits effective July 1, 2018. If a participant’s employment terminates on account of “cause” (as defined in the New Restoration Plan), no benefits will be payable. Additionally, each participant agrees by participating in the New Restoration Plan that within ten (10) days after the date we provide the participant with a notice that there has occurred a termination on account of cause, the participant will pay to us in cash an amount equal to any and all distributions paid to or on behalf of such participant under the plan within the six (6) months prior to the date of the earliest breach. A forfeiture of New Restoration Plan benefits will also occur for certain “cause” events even if the event does not occur or is not discovered until after any termination of employment.

Severance Pay Plan for Salaried Employees

Eligible employees of the Company are entitled to receive benefits under the Severance Pay Plan immediately upon completion of one year of continuous service with the Company. Pursuant to the terms of the Severance Pay Plan, upon an involuntary termination that is part of a workforce reduction, the employee is entitled to one week’s compensation for each completed full year of continuous service, up to a maximum of 25 weeks’ compensation, subject to the Severance Pay Plan’s reemployment provisions described below. Benefits under the Severance Pay Plan do not apply where the employee is terminated for “cause” (as defined in the Severance Pay Plan) or resigns, or where such employee’s employment ends in connection with the sale of stock or all or part of the Company asset and the employee is offered employment by the purchaser (or its affiliate) of the stock or all or part of the Company asset.

Calculation of the one week’s compensation is made on the basis of straight time pay (excluding any bonus or overtime compensation) for such employee’s permanently assigned position. In addition to severance benefits, employees are granted any vacation pay to which they are entitled. Employees with less than one year of service are paid only up to and including the date of termination.

In the event that the terminated employee is re-employed as a full-time employee before the severance pay period has expired, the employee shall reimburse the Company for the amount of severance benefits which relate to the unexpired period. If the employee was granted vacation pay, the employee may, at his or her option, remit the vacation pay to the Company and schedule a later vacation at a time mutually agreed upon with the Company.

Employees will not be entitled to severance under this plan unless and until such employee executes, and does not revoke, a release, deemed satisfactory by the Company, waiving any and all claims against the Company, its affiliates and subsidiaries and all related parties.

2018 Pay Ratio Information

The SEC rules require disclosure of the annual total compensation of our Chief Executive Officer, Mr. DeIuliis, the annual total compensation of a “median employee” (determined by excluding our Chief Executive Officer), and the ratio of their respective annual total compensation to each other (in each case, with annual total compensation calculated in accordance with SEC rules applicable to the Summary Compensation Table). We do not have any employees from which to calculate and provide this disclosure. The executive officers and all other personnel necessary for our business are employed and compensated by the Company (except for equity awards granted under the CNXM LTIP) and our payment of administrative services fees in accordance with the operational services agreement. The Partnership and the Board of Directors do not influence or control the compensation paid to the Company’s employees.

The estimate of the relationship of the annual total compensation of Mr. DeIuliis, the Chief Executive Officer, to the median of the annual total compensation of the Company’s employees, is set forth in the Proxy Statement.

37

Back to Contents

Compensation of Directors

Officers of the Partnership who also serve as directors on the Board of Directors do not receive additional compensation for their service on the Board of Directors. During 2018, members of the Board of Directors who were not our officers received the compensation described below.

Compensation Feature	Dollar Value of Board Compensation (2018)
Annual cash retainer – Board Member	$60,000
Annual cash retainer – Audit Committee Chair	$20,000
Annual equity award – Phantom Units (1)	$90,000

(1)	The phantom units are granted under the CNXM LTIP and generally vest on the first anniversary of the grant date.

Additional payments, as necessary, may be made as consideration for service incurred per transaction reviewed by the conflicts committee, if formed.

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings. Each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted by Delaware law.

The table below shows the total 2018 compensation of each of the non-employee directors on the Board of Directors who served during 2018:

Director Compensation Table – 2018

Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	All Other Compensation ($)	Total ($)
Raymond T. Betler	105,000	90,000	—	195,000
John E. Jackson	105,000	90,000	—	195,000
Angela A. Minas	145,000	90,000	—	235,000

(1)	Messrs. DeIuliis and Rush did not receive any additional compensation for their service on the Board of Directors in 2018, and it is the policy of the Company and general partner not to pay employees for services on the Company’s or the general partner’s Boards of Directors. Messrs. DeIuliis’ and Rush’s compensation is included in the above executive compensation tables. Mr. Griffith and Ms. Scott did not commence service on the Board of Directors until February 2019.
(2)	Amounts include additional payments of $65,000 to Ms. Minas and $45,000 to each of Messrs. Betler and Jackson that were earned and paid in 2018 for their involvement on the conflicts committee in accordance with the terms of our partnership agreement.
(3)	The values set forth in this column are based on the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The grant date fair value of the phantom unit awards is computed based upon the closing price per unit of the Partnership’s common units on the date of grant. A discussion of the relevant assumptions made in the valuation of these awards is provided in Note 11 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 7, 2019 (the “Partnership Form 10-K”). The values reflect the awards’ fair market value at the date of grant, and do not correspond to the actual value that will be recognized by the directors. As of December 31, 2018, the following directors held unvested phantom units: Mr. Betler 4,864, Mr. Jackson 4,864, and Ms. Minas 4,864.

Compensation Committee Interlocks and Insider Participation

We are not required to maintain, and do not maintain, a compensation committee. Messrs. DeIuliis and Rush, who are directors of the Partnership, were also executive officers of the Company during 2018. All compensation decisions with respect to Messrs. DeIuliis and Rush were made by the Company’s Compensation Committee, and they did not participate in deliberations regarding executive compensation (other than Mr. DeIuliis, who is also the Company’s President and Chief Executive Officer and a director on its Board of Directors, and who made compensation recommendations in 2018 to the Compensation Committee with respect to officers other than himself). Mr. Griffith, who became an executive officer of the Company in February 2019, did not join the Board of Directors of the general partner until February 2019.

38

Back to Contents
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information with respect to the beneficial ownership of the Partnership’s common units by:

•	beneficial owners of more than five percent of the Partnership’s common units known to the Partnership based upon information filed with the SEC, which information is as of December 31, 2018; and
•	each director, each named executive, and all directors and executive officers of the Partnership as a group, as of March 12, 2019 (except as otherwise indicated below).

The table also presents the ownership of common stock of the Company held by each director, each named executive and all directors and executive officers of the Partnership as a group, as of March 12, 2019.

Amounts shown below include phantom units that may be settled for common units and options that are currently exercisable or that may become exercisable within 60 days of March 12, 2019 (i.e., May 11, 2019). Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the Partnership’s common units and the Company’s shares of common stock set forth opposite such person’s name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
CNX Resources Corporation(2) 1000 CONSOL Energy Drive Canonsburg, PA 15317	21,692,198	34.0%
Tortoise Capital Advisors, L.L.C.(3) 11550 Ash Street, Suite 300 Leawood, Kansas 66211	5,048,973	7.9%

	CNX Midstream Partners LP Common Units Beneficial Owned(1)	Percent of Class	CNX Resources Corporation Common Stock Beneficial Owned(1)(4)	Percent of Class
Nicholas J. DeIuliis(5)	20,100	*	2,034,066	1.0%
Donald W. Rush	300	*	49,439	*
Timothy C. Dugan	2,500	*	352,528	*
Chad A. Griffith	—	*	30,472	*
Hayley F. Scott	—	*	786	*
Angela A. Minas	40,407	*	—	*
Raymond T. Betler	6,212	*	—	*
John E. Jackson	25,807	*	—
All directors and executive officers as a group	95,326	*	2,467,291	1.3%

*	Indicates less than one percent (1%) ownership.

(1)	As of March 12, 2019, there were 63,730,710 common units of the partnership outstanding. As of March 12, 2019, there were 196,876,157 shares of the Company’s common stock outstanding.
39

Back to Contents
(2)	Based on a Schedule 13D/A filed by the Company, CNX Gas, and CNX Gas Company LLC, a Virginia limited liability company, on December 20, 2017. Each of the foregoing is referred to collectively as the “Reporting Persons.” Each of the Reporting Persons is deemed to be the beneficial owner of, and has shared voting and dispositive power with respect to, 21,692,198 common units.
(3)	Based on a Schedule 13G filed by Tortoise Capital Advisors, L.L.C. (“TCA”) on February 12, 2019. TCA acts as an investment adviser to certain investment companies registered under the Investment Company Act of 1940. TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies. TCA also acts as an investment adviser to certain managed accounts. Under contractual agreements with these managed account clients, TCA, with respect to the securities held in these client accounts, has investment and voting power with respect to certain of these client accounts, and has investment power but no voting power with respect to certain other of these client accounts. TCA has reported that it has sole voting and dispositive power with respect to 511,544 common units, and shared voting and dispositive power with respect to 4,537,429 common units.
(4)	Includes the Company’s shares of common stock issuable pursuant to options that are currently exercisable (or may become exercisable on or before May 11, 2019) as follows: Mr. DeIuliis, 1,112,840; Mr. Rush, 9,944; Mr. Dugan, 185,632; and Mr. Griffith, 10,136.
(5)	Includes 5,699 Partnership common units and 65,421 shares of the Company’s common stock held in trusts for his children.

Brokerage account agreements may grant security interests in securities held at the broker to secure payment and performance obligations of the brokerage account holder in the ordinary course. Shares shown in the table for the directors and executive officers may be subject to this type of security interest.

Securities Authorized for Issuance Under the CNXM LTIP

The following table summarizes the Partnership’s equity compensation plan information as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	178,629	(1)	—	5,491,080
Equity compensation plans not approved by security holders	—		—	—
TOTAL	178,629	(1)	—	5,491,080

(1)	This total is comprised of unvested phantom units outstanding under the CNXM LTIP.
40

Back to Contents

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.

Our consolidated financial statements are included in Part II, Item 8 of the Original Form 10-K. Financial statement schedules required under SEC rules but not included in the Original Form 10-K are omitted because they are not required, not applicable or the required information is contained in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

In reviewing any agreements incorporated by reference in this Amendment or filed with this Amendment, please remember that such agreements are included to provide information regarding their terms. They are not intended to be a source of financial, business or operational information about the Partnership. The representations, warranties and covenants contained in these agreements are made solely for purposes of the agreements and are made as of specific dates; are solely for the benefit of the parties; may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the agreements, including being made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Partnership, in connection with acquisition agreements, of the assets to be acquired. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

41

Back to Contents
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	8/25/2014
3.2*	Certificate of Amendment to Certificate of Limited Partnership of CNX Midstream Partners LP	8-K	001-36635	3.1	1/3/2018
3.3*	Second Amended and Restated Agreement of Limited Partnership of CNX Midstream Partners LP	8-K	001-36635	3.2	1/3/2018
4.1*	Indenture, dated as of March 16, 2018, among CNX Midstream Partners LP, CNX Midstream Finance Corp., the guarantors party thereto and UMB Bank, N.A., as Trustee.	8-K	001-36635	4.1	3/16/2018
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC and CONE Midstream Operating Company LLC	8-K	001-36635	10.1	10/3/2014
10.2*	Omnibus Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC, CONE Midstream Operating Company LLC, CONE Midstream DevCo I LP, CONE Midstream DevCo II LP and CONE Midstream DevCo III LP	8-K	001-36635	10.2	10/3/2014
10.3*	First Amended and Restated Operational Services Agreement, dated December 1, 2016, by and between CONE Midstream Partners LP and CNX Gas Company LLC	8-K	001-36635	10.1	12/7/2016
10.4*	Purchase and Sale Agreement, dated as of February 7, 2018, by and among CNX Midstream Partners LP, CNX Midstream DevCo I LP, CNX Midstream DevCo III LP, CNX Gathering LLC, and, for certain purposes, CNX Midstream DevCo I GP LLC, CNX Midstream DevCo III GP LLC and CNX Midstream Operating Company LLC	10-K	001-36635	10.15	2/7/2018
10.5*	Second Amended and Restated Gathering Agreement, dated January 3, 2018, by and among CNX Gas Company LLC, CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	10.2	1/3/2018
10.6*	First Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of March 16, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.1	8/2/2018
10.7*	Second Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 2, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.2	8/2/2018
10.8*	Third Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 15, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.3	8/2/2018
10.9*	Credit Agreement dated as of March 8, 2018, among CNXM, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	3/12/2018
42

Back to Contents
10.10*	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, to the Credit Agreement, dated as of March 8, 2018, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. as syndication agent and the lender parties thereto	8-K	001-36635	10.1	3/16/2018
10.11*	Limited Consent and Amendment to Credit Agreement, dated December 22, 2017, by and among CONE Midstream Partners LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto	10-K	001-36635	10.10	2/7/2018
10.12*	Contribution Agreement, dated as of November 15, 2016 by and among CONE Gathering LLC, CONE Midstream GP LLC, CONE Midstream Partners LP, CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	2.1	11/16/2016
10.13*	Registration Rights Agreement, dated January 3, 2018, between CONE Midstream Partners LP and NBL Midstream, LLC	8-K	001-36635	10.1	1/3/2018
10.14*#	Form of Phantom Unit Award Agreement (3-Year Vest)	8-K	001-36635	10.1	1/22/2015
10.15*#	Form of Phantom Unit Award Agreement (1-Year Vest)	10-K	001-36635	10.12	2/7/2018
10.16*#	Form of Phantom Unit Award Agreement (3-Year Vest)	10-K	001-36635	10.16	2/7/2019
10.17*#	Form of Phantom Unit Award Agreement (1-Year Vest)	10-K	001-36635	10.17	2/7/2019
10.18*#	CONE Midstream Partners LP 2014 Long-Term Incentive Plan	8-K	001-36635	10.7	10/3/2014
21.1*	List of Subsidiaries of CNX Midstream Partners LP	10-K	001-36635	21.1	2/7/2019
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm	10-K	001-36635	23.1	2/7/2019
24.1*	Power of Attorney of Directors and Officers of CNX Midstream GP LLC	10-K	001-36635	24.1	2/7/2019
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	10-K	001-36635	31.1	2/7/2019
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	10-K	001-36635	31.2	2/7/2019
31.3†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.4†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	10-K	001-36635	32.1	2/7/2019
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-K	001-36635	32.2	2/7/2019
101.INS*	XBRL Instance Document.	10-K	001-36635	101	2/7/2019
101.SCH*	XBRL Taxonomy Extension Schema Document.	10-K	001-36635	101	2/7/2019
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-36635	101	2/7/2019
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-36635	101	2/7/2019
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	001-36635	101	2/7/2019
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-36635	101	2/7/2019

*	Incorporated by reference into this Form 10-K/A as indicated.
†	Filed herewith.
#	Compensatory plan or arrangement.
43

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of April, 2019.

CNX MIDSTREAM PARTNERS LP By: CNX MIDSTREAM GP LLC, its general partner

By:	/s/ Nicholas J. DeIuliis
Nicholas J. DeIuliis
Chief Executive Officer and Director
(Principal Executive Officer)
44