Form 10-Q
period 2019-03-31
CNX Midstream Partners LP
filed 2019-04-30
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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

As of April 30, 2019, CNX Midstream Partners LP had 63,730,710 common units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Gathering revenue — related party	$53,776	$37,730
Gathering revenue — third party	18,443	26,139
Total Revenue	72,219	63,869
Expenses
Operating expense — related party (Note 4)	5,548	4,435
Operating expense — third party	5,974	8,468
General and administrative expense — related party (Note 4)	3,967	3,612
General and administrative expense — third party	1,536	2,549
Loss on asset sales and abandonments	7,229	2,755
Depreciation expense	5,650	5,856
Interest expense	7,339	2,489
Total Expense	37,243	30,164
Net Income	34,976	33,705
Less: Net (loss) income attributable to noncontrolling interest	(131)	5,858
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$35,107	$27,847

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$35,107	$27,847
Less: General partner interest in net income, including incentive distribution rights	5,279	2,152
Limited partner interest in net income	$29,828	$25,695

Earnings per limited partner unit:
Basic	$0.47	$0.40
Diluted	$0.47	$0.40

Weighted average number of limited partner units outstanding:
Basic	63,698	63,623
Diluted	63,758	63,659

Cash distributions declared per unit (*)	$0.3732	$0.3245

(*)	Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 11.

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of limited partner units)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$70	$3,966
Receivables — related party	19,269	17,073
Receivables — third party	6,580	7,028
Other current assets	2,018	2,383
Total Current Assets	27,937	30,450
Property and Equipment (Note 5):
Property and equipment	1,056,637	974,394
Less — accumulated depreciation	88,229	82,619
Property and Equipment — Net	968,408	891,775
Other Assets:
Operating lease right of use asset (Note 8)	9,348	—
Other assets	2,958	3,203
Total Other Assets	12,306	3,203

TOTAL ASSETS	$1,008,651	$925,428

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$18,594	$9,401
Accrued interest payable	1,193	7,761
Accrued liabilities	44,207	26,757
Due to related party (Note 4)	4,897	4,980
Total Current Liabilities	68,891	48,899
Other Liabilities:
Revolving credit facility (Note 6)	136,650	84,000
Long-term debt (Note 7)	393,452	393,215
Long-term operating lease liabilities (Note 8)	2,658	—
Total Other Liabilities	532,760	477,215

Total Liabilities	601,651	526,114

Partners’ Capital and Noncontrolling Interest:
Limited partner units (63,730,710 issued and outstanding at March 31, 2019 and 63,639,676 issued and outstanding at December 31, 2018)	327,380	320,543
General partner interest	11,880	10,900
Partners’ capital attributable to CNX Midstream Partners LP	339,260	331,443
Noncontrolling interest	67,740	67,871
Total Partners’ Capital and Noncontrolling Interest	407,000	399,314
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,008,651	$925,428
The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2018	$320,543	$10,900	$331,443	$67,871	$399,314
Net income (loss)	29,828	5,279	35,107	(131)	34,976
Contributions from general partner and noncontrolling interest holders, net	—	30	30	—	30
Quarterly distributions to unitholders	(22,939)	(4,329)	(27,268)	—	(27,268)
Unit-based compensation	612	—	612	—	612
Vested units withheld for taxes	(664)	—	(664)	—	(664)
Balance at March 31, 2019	$327,380	$11,880	$339,260	$67,740	$407,000

	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2017	$389,427	$4,328	$393,755	$357,356	$751,111
Net income	25,695	2,152	27,847	5,858	33,705
Contributions from (distributions to) general partner and noncontrolling interest holders, net	—	16	16	(5,525)	(5,509)
Quarterly distributions to unitholders	(19,923)	(1,566)	(21,489)	—	(21,489)
Acquisition of Shirley-Penns System	(153,587)	—	(153,587)	(111,413)	(265,000)
Unit-based compensation	579	—	579	—	579
Vested units withheld for taxes	(347)	—	(347)	—	(347)
Balance at March 31, 2018	$241,844	$4,930	$246,774	$246,276	$493,050

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$34,976	$33,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	6,121	6,039
Unit-based compensation	612	579
Loss on asset sales and abandonments	7,229	2,755
Other	11	117
Changes in assets and liabilities:
Due to/from affiliate	(1,923)	1,010
Receivables — third party	448	(1,394)
Other current and non-current assets	(8,971)	(650)
Accounts payable and other accrued liabilities	11,410	(294)
Net Cash Provided by Operating Activities	49,913	41,867

Cash Flows from Investing Activities:
Capital expenditures	(78,557)	(15,972)
Proceeds from sale of assets	—	5,816
Net Cash Used in Investing Activities	(78,557)	(10,156)

Cash Flows from Financing Activities:
Contributions from (distributions to) general partner and noncontrolling interest holders, net	30	(5,509)
Vested units withheld for unitholder taxes	(664)	(347)
Quarterly distributions to unitholders	(27,268)	(21,489)
Net payments on unsecured $250.0 million credit facility	—	(149,500)
Net borrowings on secured $600.0 million credit facility	52,650	20,000
Proceeds from issuance of long-term debt, net of discount	—	394,000
Debt issuance costs	—	(5,094)
Acquisition of Shirley-Penns System	—	(265,000)
Net Cash Provided by (Used in) Financing Activities	24,748	(32,939)

Net Decrease in Cash	(3,896)	(1,228)
Cash at Beginning of Period	3,966	3,194
Cash at End of Period	$70	$1,966

Cash paid during the period for:
Interest	$14,251	$1,160

Noncash investing activities:
Accrued capital expenditures	$26,298	$10,036
The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS
CNX Midstream Partners LP (the “Partnership”, or “we”, “us”, or “our”) is a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (the “general partner”), a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Gas Company LLC (“CNX Gas”), which is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX Resources”). Accordingly, CNX Resources is the sole sponsor of the Partnership, and we may refer to CNX Resources as the “Sponsor” throughout this Quarterly Report on Form 10-Q.
Description of Business
Our midstream assets consist of two operating segments that we refer to as our “Anchor Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.

•
Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, including our four primary midstream systems (the McQuay, Majorsville, Mamont and Shirley-Penns Systems), a 20” high-pressure pipeline contributed to us in the CNX Transaction (discussed below) and related assets.

•
Our Additional Systems, in which the Partnership owns a 5% controlling interest, include several gathering systems throughout our dedicated acreage. Revenues from our Additional Systems are currently derived primarily from the Pittsburgh Airport area, which is within the wet gas region of our dedicated acreage. Currently, the substantial majority of capital investment in these systems would be funded by CNX Resources in proportion to CNX Gathering’s 95% retained ownership interest.

As a result of the CNX Transaction and HG Energy Transaction (described below), the Partnership distributed its ownership interests in (i) our “Growth Systems,” which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and (ii) the Moundsville area assets formerly within the Additional Systems, to CNX Gathering. CNX Gathering subsequently transferred these assets to HG Energy II Appalachia, LLC (“HG Energy”).
In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of others, which may include personnel of CNX Resources as provided through contractual relationships with the Partnership. All of the personnel who conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsor, but we sometimes refer to these individuals as our employees because they provide services directly to us. See Note 4–Related Party Transactions for additional information.
Transactions with our Sponsor and HG Energy
On May 3, 2018, we announced a strategic transaction with our Sponsor, pursuant to which we amended our gas gathering agreement (“GGA”) with CNX Resources to provide for the following (collectively, the “CNX Transaction”):

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
Following the CNX Transaction and HG Energy Transaction, the aggregate number of Anchor Systems well commitments to the Partnership increased from 140 wells to 192 wells over the course of the next five years. The non-cash distribution of our interests in these assets to CNX Gathering resulted in a reduction to property and equipment, net of $133.4 million, a reduction in noncontrolling interests of $179.5 million and an increase to partners’ capital of $46.1 million.
The Partnership has no remaining interests in the Growth Systems or the Moundsville area assets that were historically included within the Additional Systems.
Acquisition of Shirley-Penns System
On December 31, 2017, CNX Gathering owned a 95% noncontrolling interest and the Partnership owned the remaining 5% controlling interest in the Additional Systems, which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”).
On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which the Additional Systems transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in the Additional Systems. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System, which now resides in the Anchor Systems, in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”). See Note 7–Long-Term Debt for additional information.
Following the Shirley-Penns Acquisition, the Partnership owned a 100% controlling interest in the Shirley-Penns System. The Additional Systems continue to include several other gathering systems in which the Partnership owns a 5% controlling interest.

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
The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth and Additional Systems in the applicable periods presented within this Quarterly Report on Form 10-Q. Although the Partnership has less than a 100% economic interest in the Additional Systems and had less than a 100% economic interest in the Growth Systems, each have been consolidated fully with the results of the Partnership in the applicable periods. However, after adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflect only that portion of net income that is attributable to the Partnership’s unitholders. For example, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Shirley-Penns Systems for the period subsequent to the closing date of the Shirley-Penns Acquisition.
Transactions between the Partnership and CNX Resources have been identified in the consolidated financial statements as transactions between related parties and are disclosed in Note 4–Related Party Transactions.

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
Transaction price allocated to remaining performance obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. However, the guidance provides certain practical expedients that limit this requirement. Substantially all of our revenues are derived from contracts with CNX and HG Energy that have terms of greater than one year. Under these contracts, the interruptible gathering of each unit of natural gas represents a separate performance obligation.
For revenue associated with the Shirley-Penns System, for which we have a contract with remaining performance obligations, the aggregate amount of the transaction price allocated to remaining performance obligations was $391.6 million at March 31, 2019. We expect to recognize, at a minimum, revenue of $12.3 million and $34.7 million, respectively, during the remainder of the year ending December 31, 2019 and for the year ending December 31, 2020. The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of March 31, 2019, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the quarters ended March 31, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Disaggregation of revenue
See Note 9–Segment Information for additional information.
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
There were no reserves for uncollectable amounts at March 31, 2019 or December 31, 2018.
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
The carrying values on our balance sheets of our current assets, current liabilities and revolving credit facility approximate fair values due to their short maturities. We estimate the fair value of our long-term debt, which is not actively traded, using a standard industry income approach model that utilizes a discount rate based on market rates for other debt with similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $388.0 million on March 31, 2019.
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
The Partnership evaluates whether long-lived assets have been impaired during any given quarter and have processes in place to ensure that we become aware of such indicators. Impairment indicators include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, and increases in construction or operating costs. For such long-lived assets, impairment exists when the carrying amount of an asset or group of assets exceeds our estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying amount of the long-lived asset(s) is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss would be measured as the excess of the asset’s carrying amount over its estimated fair value. In the event that impairment indicators exist, we conduct an impairment test.
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
Leases
In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842), which increases transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability is initially measured at the present value of the lease payments in the consolidated balance sheet. In July 2018, the FASB issued ASU 2018-11 which provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if necessary. As discussed in Note 8, we adopted ASU 2016-02–Leases (Topic 842) effective January 1, 2019 utilizing the transition option provided by ASU 2018-11.
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, accrued liabilities, and long-term operating lease liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of March 31, 2019 and December 31, 2018, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at March 31, 2019 or December 31, 2018.
Variable Interest Entities
Each of the Anchor and Additional Systems, and our former Growth Systems, is a limited partnership (the “Limited Partnerships”) and a variable interest entity (“VIE”). These VIEs correspond with the manner in which we report our segment information in Note 9–Segment Information, which also includes information regarding the Partnership’s involvement with each of these VIEs and their relative contributions to our financial position, operating results and cash flows.
The Partnership fully consolidates each of the Limited Partnerships through its ownership of CNX Midstream Operating Company LLC (the “Operating Company”). The Operating Company, through its general partner ownership interest in each of the Limited Partnerships during the period in which any ownership interest exists, is considered to be the primary beneficiary for accounting purposes and has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships.
Income Taxes
We are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the Partnership’s taxable income. Accordingly, no provision for federal or state income taxes has been recorded in the Partnership’s consolidated financial statements for any period presented in the accompanying consolidated financial statements.

Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of ASC 718–Compensation–Stock Compensation. We recognize unit-based compensation costs on a straight-line basis over the requisite service period of an award, which is generally the same as the award’s vesting term. See Note 10–Long-Term Incentive Plan for further discussion.
Net Income Per Limited Partner Unit and General Partner Interest
We allocate net income between our general partner and limited partners using the two-class method, under which we allocate net income to our limited partners, our general partner and the holders of our incentive distribution rights (“IDRs”) in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners, our general partner and the holders of the IDRs in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement.
The Partnership calculates historical earnings per unit under the two-class method and allocates the earnings or losses of a transferred business before the date of a dropdown transaction entirely to the general partner. If applicable, the previously reported earnings per unit of the limited partners would not change as a result of a dropdown transaction.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 34,566 and 81,246 phantom units that were not included in the calculation for the three months ended March 31, 2019 and 2018, respectively, because the effect would have been antidilutive.

NOTE 3 — CASH DISTRIBUTIONS
Our partnership agreement requires that we distribute all of our available cash from operating surplus within 45 days after the end of each quarter to unitholders of record on the applicable record date, in accordance with the terms below.
Allocations of Available Cash from Operating Surplus and Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner, as holder of our Incentive Distribution Rights (“IDRs”) and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” IDRs represent the right to receive an increasing percentage, up to a maximum of 48% (which does not include the 2% general partner interest), of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described in the table below have been achieved. All of the IDRs are currently held by our general partner, which may transfer its IDRs separately from its general partner interest.
The information set forth below for our general partner includes its 2% general partner interest and assumes that our general partner has contributed any additional capital necessary to maintain its 2% general partner interest, our general partner has not transferred its IDRs and there are no arrearages on common units. In addition, the information below for common unitholders are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

			Marginal Percentage Interest in Distributions
Distribution Targets	Total Quarterly Distribution Per Unit Target Amount		Common Unitholders	General Partner (including IDRs)
Minimum Quarterly Distribution		$0.2125	98%	2%
First Target Distribution	Above $0.2125	up to $0.24438	98%	2%
Second Target Distribution	Above $0.24438	up to $0.26563	85%	15%
Third Target Distribution	Above $0.26563	up to $0.31875	75%	25%
Thereafter	Above $0.31875		50%	50%

Beginning with the distribution that was approved by the Board of Directors of the Partnership’s general partner (the “Board of Directors”) for the earnings period ended March 31, 2018, each quarterly distribution thereafter has been in excess of the maximum Third Target Distribution, or $0.31875 per common unit.
Cash Distributions
The Board of Directors declared the following cash distributions to the Partnership’s common unitholders and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Quarterly Distribution Per Unit	Total Cash Distribution	Date of Distribution
Year ending December 31, 2018
March 31	$0.3245	$22,700	May 15, 2018
June 30	$0.3361	$24,176	August 14, 2018
September 30	$0.3479	$25,678	November 13, 2018
December 31	$0.3603	$27,268	February 13, 2019

See Note 11–Subsequent Events for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended March 31, 2019.

NOTE 4 — RELATED PARTY TRANSACTIONS
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
During the quarter ended March 31, 2018, the Partnership closed on the Shirley-Penns Acquisition for cash consideration in the amount of $265.0 million. See Note 1–Description of Business for additional information.
Operating expense and general and administrative expense – related party consisted of the following in the quarters ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Operational services	$3,633	$2,835
Electrical compression	1,915	1,600
Total Operating Expense — Related Party	$5,548	$4,435

Total General and Administrative Expense — Related Party	$3,967	$3,612

Related party payables consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Expense reimbursements	$1,193	$1,143
Capital expenditures reimbursements	889	182
General and administrative services	2,815	3,655
Total Accounts Payable — Related Party	$4,897	$4,980

Operational Services Agreement
On September 30, 2014, the date of the closing of the initial public offering of our common units (our “IPO”), we entered into an operational services agreement with CNX Resources, which was amended and restated on December 1, 2016. Under the amended and restated operational services agreement, CNX Resources continues to provide certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CNX Resources may mutually agree upon from time to time. CNX Resources prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CNX Resources submits actual expenditures for reimbursement on a monthly basis, and we reimburse CNX Resources for any direct third-party costs incurred by CNX Resources in providing these services.
Omnibus Agreement
We are party to an omnibus agreement with CNX Resources, CNX Gathering and our general partner that addresses the following matters:

•
our payment of an annually-determined administrative support fee (approximately $7.9 million for the year ending December 31, 2019 and $1.9 million for the year ended December 31, 2018) for the provision of certain services by CNX Resources and its affiliates, including executive costs. Such costs may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis, and we are unable to estimate what those expenses would be on a stand-alone basis;

•
our obligation to reimburse CNX Resources for all other direct or allocated costs and expenses incurred by CNX Resources in providing general and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

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
Gathering Agreements
On January 3, 2018, we entered into the Second Amended and Restated GGA, which is a 20-year, fixed-fee gathering agreement with CNX Gas that amended and restated the previous gathering agreement with CNX Gas in its entirety. Under the Second Amended and Restated GGA we continue to gather, compress, dehydrate and deliver all of CNX Gas’ dedicated natural gas in the Marcellus Shale on a first-priority basis and gather, inject, stabilize and store all of CNX Gas’ dedicated condensate on a first-priority basis. Under our gathering agreement with CNX Gas, during the year ending December 31, 2019, we will receive a fee based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we will receive a fee of $0.442 per MMBtu.

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that requires downstream processing, or wet gas, we will receive:

◦	a fee of $0.304 per MMBtu in the Pittsburgh International Airport area; and

◦	a fee of $0.607 per MMBtu for all other areas in the dedication area.

•	Our fees for condensate services will be $5.52 per Bbl in the Majorsville area and in the Shirley-Penns area.
Each of the foregoing fees escalates by 2.5% on January 1 each year through the end of the initial term. Commencing on January 1, 2035, and as of January 1 thereafter, each of the applicable fees will be adjusted pursuant to the percentage change in CPI-U, but such fees will never escalate or decrease by more than 3%.

The Second Amended and Restated GGA also dedicated an additional 63,000 acres in the Utica Shale in and around the McQuay and Wadestown areas and introduced the following gas gathering and compression rates:

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

In addition, the Second Amended and Restated GGA committed CNX Gas to drill and complete 140 total wells in the McQuay area within the Anchor Systems, provided that if 125 wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells must be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:

•	January 1, 2018 to December 31, 2018 - 30 wells (CNX Gas met this requirement)

•	January 1, 2019 to April 30, 2020 - 40 wells (deficiency payment of $3.5 million per well)

•	May 1, 2020 to April 30, 2021 - 40 wells (deficiency payment of $2.0 million per well)

•	May 1, 2021 to April 30, 2022 - 30 wells (deficiency payment of $2.0 million per well)
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
On March 16, 2018, in connection with the Shirley-Penns Acquisition, we entered into the First Amendment to the Second Amended and Restated GGA, which added an MVC on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the GGA for all natural gas we gather up to a specified amount per day through December 31, 2031. We will recognize a minimum of revenue throughout the term of the MVC, as set forth below:

Minimum Revenue per MVC (in millions)
Remainder of year ending December 31, 2019	$12.3
Year ending December 31, 2020	34.7
Year ending December 31, 2021	40.7
Year ending December 31, 2022	47.7
Year ending December 31, 2023	42.8
Remainder of term	213.4
Total minimum revenue to be recognized pursuant to Shirley-Penns MVC	$391.6

For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.3588 per MMBtu in 2019, which escalates by 2.5% on January 1 of each year.
On May 2, 2018, we completed the CNX Transaction, pursuant to which we entered into the Second Amendment to the Second Amended and Restated GGA, which committed CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems by the end of 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:
•July 1, 2018 to December 31, 2020 - 15 wells (deficiency payment of $2.8 million per well)
•January 1, 2021 to December 31, 2023 - 25 wells (deficiency payment of $2.8 million per well)

CNX Gas provides us with quarterly updates on its drilling and development operations, which include detailed descriptions of the drilling plans, production details and well locations for periods that range from up to 24-48 months, as well as more general development plans that may extend as far as ten years. In addition, we regularly meet with CNX Gas to discuss our current plans to timely construct the necessary facilities to be able to provide midstream services to them on our dedicated acreage. In the event that we do not perform our obligations under a gathering agreement, CNX Gas will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication and indemnification from us.
There are no restrictions under our gathering agreements with CNX Gas on the ability of CNX Gas to transfer acreage in the right of first offer (“ROFO”) area, and any such transfer of acreage in the ROFO area will not be subject to our right of first offer.
Upon completion of its 20-year term in 2037, our gathering agreement with CNX Gas will continue in effect from year to year until such time as the agreement is terminated by either us or CNX Gas on or before 180 days prior written notice.

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018	Estimated Useful Lives in Years
Land	$76,942	$67,624	N/A
Gathering equipment	625,588	605,722	25 — 40
Compression equipment	208,300	199,728	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	114,828	70,341	N/A
Total Property and Equipment	$1,056,637	$974,394

Less: Accumulated depreciation
Gathering equipment	$62,575	$58,561
Compression equipment	19,488	18,099
Processing equipment	6,166	5,959
Total Accumulated Depreciation	$88,229	$82,619

Property and Equipment — Net	$968,408	$891,775

The Partnership capitalized approximately $0.8 million of interest on assets under construction during the quarter ended March 31, 2019. No interest was capitalized in the 2018 period.
During the three months ended March 31, 2019, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems, incurring a loss of $7.2 million.

NOTE 6 — REVOLVING CREDIT FACILITY
March 2018 Revolving Credit Facility
On March 8, 2018, we entered into a $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the facility by up to an additional $250.0 million. The revolving credit facility matures on March 8, 2023 and includes the ability to issue letters of credit up to $100.0 million in the aggregate. The available borrowing capacity is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
At March 31, 2019, borrowings under the revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or

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
In addition, the Partnership is obligated to maintain at the end of each fiscal quarter:

•
for as long as at least $150.0 million of the Senior Notes are outstanding (Note 7), a maximum total leverage ratio of no greater than 5.25 to 1.00 to no greater than 5.50 to 1.00 during qualifying acquisition periods;

•	a maximum secured leverage ratio of no greater than 3.50 to 1.00; and

•	a minimum interest coverage ratio of no less than 2.50 to 1.00.
The Partnership was in compliance with all financial covenants at March 31, 2019.
On March 31, 2019, the outstanding balance on the revolving credit facility was $136.7 million at an interest rate of 4.37%. The Partnership had the maximum amount of revolving credit available for borrowing at March 31, 2019, or $463.3 million.
At December 31, 2018, the outstanding balance on the revolving credit facility was $84.0 million at an interest rate of 4.21%.
April 2019 Amendment
On April 24, the Partnership amended its revolving credit facility and extended its maturity to April 2024 from March 2023. Among other things, we received an annual interest rate reduction of 0.25% on borrowings compared to the original agreement. Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.50% to 2.50%.
In addition, the revolving credit facility now includes (i) the addition of a restricted payment basket permitting cash repurchases of IDRs subject to a pro forma secured leverage ratio of 3.00x, a pro forma total leverage ratio of 4.00x and pro forma availability of 20% of commitments and (ii) a basket for the repurchase of limited partner units not to exceed Available Cash (as defined in the partnership agreement) of up to $150.0 million per year and up to $200.0 million during the life of the facility.

NOTE 7 — LONG-TERM DEBT
On March 16, 2018, the Partnership, together with its wholly owned subsidiary CNX Midstream Finance Corp (“Finance Corp”), (collectively, the “Issuers”), completed a private offering of the Senior Notes, with related guarantees (the “Guarantees”) and received net proceeds of approximately $393.5 million, after deducting the initial purchasers’ discount and commissions and estimated offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our prior $250.0 million unsecured revolving credit facility. The Senior Notes mature on March 15,

2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. There are no principal payment requirements on the Senior Notes prior to maturity.
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
The Partnership’s long-term debt consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Senior Notes due March 2026 at 6.5%	$400,000	$400,000
Less: Unamortized debt issuance costs	1,361	1,410
Less: Unamortized bond discount	5,187	5,375
Total Long-Term Debt	$393,452	$393,215

NOTE 8 — COMMITMENTS AND CONTINGENCIES
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
Leases
On January 1, 2019, we adopted ASC 2016-02, and all the related amendments, using the transition method which allows a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable. In connection with the adoption, we elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, we did not reassess whether existing or expired contracts contain leases, the lease classification for any existing or expired leases, or whether lease origination costs qualified as initial direct costs. In addition, we elected the short-term practical expedient for all asset classes by establishing an accounting policy to exclude leases with a term of 12 months or less. Prospectively, we will not separate lease components from non-lease components for any asset classes. Lastly, we adopted the easement practical expedient, which allows us to apply ASC 842 prospectively to land easements after January 1, 2019. Easements that existed or expired prior to January 1, 2019 that were not previously assessed under ASC 840 will not be reassessed.
The Partnership’s non-cancelable operating leases, the longest of which run through December 31, 2020, consist primarily of compression equipment. As of March 31, 2019, ROU assets recorded under operating leases were $10.9 million (which includes $0.5 million of prepaid assets); accumulated amortization associated with those leases was $1.5 million. Corresponding lease liabilities associated with obligations on our ROU assets were $8.8 million, (comprised of $6.1 million in current liabilities and $2.7 million of long-term liabilities) which were calculated using a weighted average incremental borrowing rate of 4.8% as of March 31, 2019. Cash paid for amounts included in the measurement of lease liabilities was $2.2 million in operating cash flows from operating leases.

Maturities of operating lease liabilities are as follows:

(in thousands)	Twelve months ended March 31,
2020	$6,391
2021	2,681
Total lease payments	9,072
Less: interest	280
Present value of lease liabilities	$8,792

Total operating lease expense, which includes short-term leases, was $2.0 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively. These expenses are included within operating expense - third party in our consolidated statements of operations.

NOTE 9 — SEGMENT INFORMATION
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
During the first quarter of 2018, the Partnership, through its 100% interest in the Anchor Systems, completed the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and throughput related to the Shirley-Penns System. Accordingly, until March 16, 2018, results attributable to limited and general partners of the Partnership reflect a 5% interest in the Shirley-Penns System, and results net to the Partnership include activity related to the Shirley-Penns Acquisition beginning March 16, 2018. However, in accordance with ASC 280 - Segment Reporting, information is reported in the tables below, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2018.
In connection with the CNX Transaction and HG Energy Transaction, the Partnership distributed its 5% interest in the Growth Systems and related assets as well as its 5% interest in the Moundsville area midstream assets, which were previously a part of the Additional Systems, to CNX Gathering, which transferred these assets to HG Energy. Because the transferred assets had activity for the period from January 1, 2018 through May 2, 2018, we will continue to present historical segment information with regards to this transaction.

Segment results for the periods presented were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Gathering Revenue:
Anchor Systems	$70,171	$56,190
Growth Systems	—	1,904
Additional Systems	2,048	5,775
Total Gathering Revenue	$72,219	$63,869

Net Income (Loss):
Anchor Systems	$35,114	$33,143
Growth Systems	—	193
Additional Systems	(138)	369
Total Net Income	$34,976	$33,705

Depreciation Expense:
Anchor Systems	$5,236	$4,470
Growth Systems	—	553
Additional Systems	414	833
Total Depreciation Expense	$5,650	$5,856

Capital Expenditures for Segment Assets:
Anchor Systems	$75,799	$13,788
Growth Systems	—	78
Additional Systems	2,758	2,106
Total Capital Expenditures	$78,557	$15,972

Segment assets as of the dates presented were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Segment Assets
Anchor Systems	$917,872	$832,885
Additional Systems	90,779	92,543
Total Segment Assets	$1,008,651	$925,428

NOTE 10 — LONG-TERM INCENTIVE PLAN
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

The following table presents phantom unit activity during the three month period ended March 31, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2018	178,629	$18.35
Granted	143,632	15.95
Vested	(128,926)	17.33
Total awarded and unvested at March 31, 2019	193,335	$17.25

The Partnership accounts for phantom units as equity awards and records compensation expense on a straight-line basis over the vesting period based on the fair value of the awards on their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.6 million of compensation expense related to phantom units for each of the three months ended March 31, 2019 and 2018, which was included in general and administrative expense - related party in the consolidated statements of operations.
At March 31, 2019, the unrecognized compensation related to all outstanding awards was $3.0 million, which we expect to recognize through 2021.

NOTE 11 — SUBSEQUENT EVENTS
On April 17, 2019, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the first quarter of 2019 of $0.3732 per common unit. The cash distribution will be paid on May 14, 2019 to unitholders of record at the close of business on May 6, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CNX Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “forward-looking statements” below and those discussed in the section entitled “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on February 7, 2019. In this Item 2, all references to “we,” us,” “our,” the “Partnership,” “CNXM,” or similar terms refer to CNX Midstream Partners LP and its subsidiaries.
Executive Overview
We are a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets to service our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), which is a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Gas Company LLC (“CNX Gas”), which is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX Resources”). We may refer to CNX Resources as our Sponsor throughout this Quarterly Report on Form 10-Q.
Our gas gathering agreements (“GGAs”) with CNX Gas and HG Energy include acreage dedications of approximately 379,000 aggregate net acres, subject to the release provisions set forth therein.
First Quarter Financial Highlights
The Partnership continued its solid financial performance during the quarter ended March 31, 2019. Comparative results net to the Partnership, with the exception of operating cash flows, which is presented on a gross consolidated basis, were as follows for the quarters ended March 31, 2019 and 2018, respectively:

•	Net income of $35.1 million as compared to $27.8 million;

•	Net cash provided by operating activities of $49.9 million as compared to $41.9 million;

•	Adjusted EBITDA (non-GAAP) of $54.4 million as compared to $34.8 million; and

•	Distributable cash flow (non-GAAP) of $43.0 million as compared to $29.2 million.
For a discussion of why the above non-GAAP metrics are viewed as important by management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Non-GAAP Financial Measures” on page 26.
Quarterly Cash Distribution
The Partnership declared a cash distribution to its unitholders of $0.3732 per unit on April 17, 2019, which represents a 3.6% increase from the fourth quarter 2018 distribution of $0.3603 per unit and a 15.0% increase from the first quarter 2018 distribution of $0.3245 per unit.

Factors Affecting the Comparability of Our Financial Results
At December 31, 2017, CNX Gathering owned a 95% noncontrolling interest in DevCo III LP (which we refer to as the “Additional Systems”), which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”), while the Partnership owned the remaining 5% controlling interest in the Additional Systems.
On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which DevCo III LP transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in DevCo III LP. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System to DevCo I LP (which we refer to as the “Anchor Systems”) in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). Accordingly our results of operations, net to the Partnership, include 100% of the Shirley-Penns System beginning on March 16, 2018, the date the Shirley-Penns Acquisition was consummated. However, our results of operations for the period from January 1, 2018 through March 15, 2018, net to the Partnership, include only 5% of the earnings of the Shirley-Penns System.

On May 2, 2018, we announced strategic transactions with our Sponsor and HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which we amended our GGAs with each of CNX Gas and HG Energy (collectively the “CNX Transaction and HG Energy Transaction”) and among other things, distributed our 5% controlling interest in the midstream assets of the Growth Systems, which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and the Moundsville midstream assets located within the Additional Systems, to affiliates of our Sponsor. Our Sponsor subsequently transferred these assets to HG Energy. Following the CNX Transaction and HG Energy Transaction, the Partnership has no remaining interest in the Growth Systems or in the Moundsville area of the Additional Systems. Total revenues associated with the Growth Systems and the Moundsville area were approximately $5.0 million for the quarter ended March 31, 2018. See Item 1. Consolidated Financial Statements, Note 1–Description of Business for additional information.

Results of Operations
Quarter Ended March 31, 2019 Compared to the Quarter Ended March 31, 2018

	Quarter Ended March 31,
	2019	2018	Change ($)	Change (%)
(in thousands)
Revenue
Gathering revenue — related party	$53,776	$37,730	$16,046	42.5%
Gathering revenue — third party	18,443	26,139	(7,696)	(29.4)%
Total Revenue	72,219	63,869	8,350	13.1%
Expenses
Operating expense — related party	5,548	4,435	1,113	25.1%
Operating expense — third party	5,974	8,468	(2,494)	(29.5)%
General and administrative expense — related party	3,967	3,612	355	9.8%
General and administrative expense — third party	1,536	2,549	(1,013)	(39.7)%
Loss on asset sales and abandonments	7,229	2,755	4,474	162.4%
Depreciation expense	5,650	5,856	(206)	(3.5)%
Interest expense	7,339	2,489	4,850	194.9%
Total Expense	37,243	30,164	7,079	23.5%
Net Income	$34,976	$33,705	$1,271	3.8%
Less: Net (loss) income attributable to noncontrolling interest	(131)	5,858	(5,989)	(102.2)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$35,107	$27,847	$7,260	26.1%

Operating Statistics - Gathered Volumes for the Quarter Ended March 31, 2019

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	828	—	3	831
Wet Gas (BBtu/d) [2]	629	—	71	700
Other (BBtu/d) [3]	134	—	—	134
Total Gathered Volumes [1]	1,591	—	74	1,665

Operating Statistics - Gathered Volumes for the Quarter Ended March 31, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	636	44	23	703
Wet Gas (BBtu/d) [2]	546	4	160	710
Other (BBtu/d) [3]	5	—	21	26
Total Gathered Volumes [1]	1,187	48	204	1,439

1 On March 16, 2018, the Partnership, through its 100% interest in the Anchor Systems, consummated the Shirley-Penns Acquisition. Prior to March 16, 2018, the Partnership held a 5% controlling interest in the earnings and production related to the Shirley-Penns System. However, in accordance with ASC 280 - Segment Reporting, information is reported in the tables above, for comparability purposes, as if the Shirley-Penns Acquisition occurred on January 1, 2018. See “Acquisition of Shirley-Penns System” above.
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
3 Includes condensate handling and third-party volumes we gather under high-pressure short-haul agreements.

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
Total revenue increased 13.1% to approximately $72.2 million for the three months ended March 31, 2019 compared to approximately $63.9 million for the three months ended March 31, 2018, while dry gas and wet gas gathered volumes increased 8.4% in the current quarter compared to the prior year quarter. The volume increase was primarily due to a 128 BBtu/d increase in dry natural gas gathered in the current quarter compared to the prior year quarter, due primarily to significant well turn-in-line activity during the second half of 2018. In addition, the 108 BBtu/d increase in other volumes were primarily due to the addition of short-haul gathering contracts in the current period, which do not have as significant an impact on revenues as volumes gathered at our standard dry or wet gas rates. During the quarters ended March 31, 2019 and 2018, HG Energy accounted for substantially all of our third party revenues.
Operating Expense
Total operating expenses were approximately $11.5 million in the current quarter compared to approximately $12.9 million in the prior year quarter. Included in total operating expense was electrically-powered compression expense of $3.3 million for the three months ended March 31, 2019 compared to $3.8 million for the three months ended March 31, 2018, which was reimbursed by our customers pursuant to our GGAs. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 10.0% in the current quarter compared to the prior year quarter, primarily as a result of continued adherence to operating cost control measures implemented by our operations team over the past few years as well as decreased property and other taxes due primarily to the HG Energy Transaction.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $5.5 million in the current quarter compared to approximately $6.2 million in the prior year quarter. The comparative decrease was primarily related to decreased employee compensation costs and legal and other professional costs, due primarily to costs that were incurred in connection with the Shirley-Penns Acquisition, partially offset by an increase to related party fees we incur pursuant to our Omnibus Agreement with our Sponsor.
Loss on asset sales and abandonments
During the three months ended March 31, 2019, due in part to changes in customer drilling plan timing and ongoing assessments of projects that generate the highest returns on invested capital, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems. After evaluating the amount of project spending that could be repurposed to other ongoing projects, management determined that the loss on abandoning the project was $7.2 million. The Partnership will continue to evaluate projects as Sponsor and third-party customer development plans change in order to optimize system design and to actively manage capital investments to maximize unitholder returns.
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
Depreciation Expense
We depreciate our property and equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $5.7 million in the three months ended March 31, 2019 compared to approximately $5.9 million in the three months ended March 31, 2018. The decrease in depreciation expense was primarily attributable to assets that we no longer own pursuant to the HG Energy Transaction.
Interest Expense
Interest expense is comprised of interest on our 6.5% senior notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $7.3 million for the three months ended March 31, 2019 compared to approximately $2.5 million for the three months ended March 31, 2018. The increase in interest expense was primarily due to interest incurred on our Senior Notes, the proceeds of which were primarily used to fund the Shirley-Penns Acquisition.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization, and Adjusted EBITDA as EBITDA adjusted for gains or losses on asset sales and abandonments and other non-cash items which should not be included in the calculation of distributable cash flow. EBITDA and Adjusted EBITDA are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	Three Months Ended March 31,
(in thousands)	2019	2018
Net Income	$34,976	$33,705
Depreciation expense	5,650	5,856
Interest expense	7,339	2,489
EBITDA	47,965	42,050
Non-cash unit-based compensation expense	612	579
Loss on asset sales and abandonments	7,229	2,755
Adjusted EBITDA	55,806	45,384
Less:
Net (loss) income attributable to noncontrolling interest	(131)	5,858
Depreciation expense attributable to noncontrolling interest	394	1,665
Other expenses attributable to noncontrolling interest	1,120	436
Loss on asset sales attributable to noncontrolling interest	—	2,617
Adjusted EBITDA attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$54,423	$34,808
Less: cash interest expense, net to the Partnership	6,604	2,015
Less: maintenance capital expenditures, net to the Partnership	4,835	3,583
Distributable Cash Flow	$42,984	$29,210

Net Cash Provided by Operating Activities	$49,913	$41,867
Interest expense	7,339	2,489
Loss on asset sales and abandonments	7,229	2,755
Other, including changes in working capital	(8,675)	(1,727)
Adjusted EBITDA	55,806	45,384
Less:
Net (loss) income attributable to noncontrolling interest	(131)	5,858
Depreciation expense attributable to noncontrolling interest	394	1,665
Other expenses attributable to noncontrolling interest	1,120	436
Loss on asset sales attributable to noncontrolling interest	—	2,617
Adjusted EBITDA attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$54,423	$34,808
Less: cash interest expense, net to the Partnership	6,604	2,015
Less: maintenance capital expenditures, net to the Partnership	4,835	3,583
Distributable Cash Flow	$42,984	$29,210
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $13.8 million increase in distributable cash flow in the three months ended March 31, 2019 compared to the 2018 period was primarily attributable to the impact of the Shirley-Penns Acquisition, which was partially offset by an increase in interest expense associated with the issuance of the Senior Notes.

Liquidity and Capital Resources
Liquidity and Financing Arrangements
We have historically satisfied our working capital requirements, funded capital expenditures, acquisitions and debt service obligations, and made cash distributions with cash generated from operations, borrowings under our revolving credit facility and issuance of debt and equity securities. If necessary, we may issue additional equity or debt securities to satisfy the expenditure requirements necessary to fund future growth. We believe that cash generated from these sources will continue to be sufficient to meet these needs in the future.
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Net cash provided by operating activities	$49.9	$41.9	$8.0
Net cash used in investing activities	$(78.6)	$(10.2)	$(68.4)
Net cash provided by (used in) financing activities	$24.7	$(32.9)	$57.6
Net cash provided by operating activities increased approximately $8.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The Partnership's consolidated earnings before interest, loss on asset sales and abandonment, and depreciation increased by $10.4 million in the current year period compared to the prior year period.
Net cash used in investing activities increased significantly compared to the prior year period due to significant capital spending requirements to support Sponsor drilling activity on our acreage in 2019 and beyond.
Net cash was provided by financing activities in the current year period due primarily to borrowings required to support the higher capital spending program (investing activities) compared to the prior year period. Quarterly distribution payments were $27.3 million in the current year quarter and $21.5 million in the prior year quarter.

Indebtedness
Revolving Credit Facility
On March 8, 2018, we entered into a $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the facility by up to an additional $250.0 million. The revolving credit facility matures on March 8, 2023 and includes the ability to issue letters of credit up to $100.0 million in aggregate. The available borrowing capacity under the revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
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
We incurred a total of $1.2 million in interest expense related our revolving credit facility (not including amortization of revolver fees) during the three months ended March 31, 2019. At March 31, 2019, the outstanding balance on our revolving credit facility was $136.7 million, and we had the maximum amount of revolving credit, or $463.3 million, available for borrowing.
For additional information on our revolving credit facility, including details relating to an amendment that was completed in April 2019, see Item 1. Consolidated Financial Statements, Note 6–Revolving Credit Facility, which is incorporated herein by reference.
Senior Notes due 2026
On March 16, 2018, the Partnership completed a private offering of $400.0 million in 6.5% senior notes due 2026 (the “Senior Notes”), and received net proceeds of approximately $393.5 million, after deducting the initial purchasers’ discount and commissions and estimated offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our revolving credit facility.
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. We incurred $6.5 million of interest expense (not including amortization of capitalized bond issue costs) related to the Senior Notes during the three months ended March 31, 2019. For additional information regarding our Senior Notes, see Item 1. Consolidated Financial Statements, Note 7–Long-Term Debt, which is incorporated herein by reference.
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

Capital Expenditures for the Three Months Ended March 31, 2019

	Anchor	Additional	Total
Capital Investment
Maintenance capital	$4,819	$319	$5,138
Expansion capital	70,980	2,439	73,419
Total Capital Investment	$75,799	$2,758	$78,557

Capital Investment Net to the Partnership
Maintenance capital	$4,819	$16	$4,835
Expansion capital	70,980	122	71,102
Total Capital Investment Net to the Partnership	$75,799	$138	$75,937
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
Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.3 million per year, based on the general partner interest and the number of common units outstanding as of March 31, 2019.  However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.

On April 17, 2019, the board of directors of our general partner declared a cash distribution to our unitholders of $0.3732 per common unit with respect to quarter ended March 31, 2019. The cash distribution will be paid on May 14, 2019 to unitholders of record as of the close of business on May 6, 2019.
For additional information on our cash distribution policy, see Item 1. Consolidated Financial Statements, Note 3–Cash Distributions, which is incorporated herein by reference.
Insurance Program
We share an insurance program with our Sponsor, and we reimburse our Sponsor for the costs of the insurance program, which includes insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable and prudent. We cannot, however, assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.
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

Contractual Obligations
For a discussion of amounts outstanding under our revolving credit facility, see Item 1. Consolidated Financial Statements, Note 6–Revolving Credit Facility, which is incorporated herein by reference.
For a discussion of total long-term debt outstanding under our Senior Notes, see Item 1. Consolidated Financial Statements, Note 7–Long-Term Debt, which is incorporated herein by reference.
For a discussion of our operating lease obligations, see Item 1. Consolidated Financial Statements, Note 8–Commitments and Contingencies, which is incorporated herein by reference.
Critical Accounting Policies
For a description of the Partnership’s accounting policies and any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, see Item 1. Consolidated Financial Statements, Note 2–Significant Accounting Policies, which is incorporated herein by reference.  The application of the Partnership’s accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. If applicable, management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
As of March 31, 2019, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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

•	our reliance on our customers, including our Sponsor, CNX Resources;

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
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by our Quarterly Reports on Form 10-Q, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We generate substantially all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes of natural gas and condensate that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks through our customers, who may reduce or shut-in production during periods of depressed commodity prices. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate terms with third parties may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGL and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $600.0 million secured revolving credit facility and pay interest at a variable rate. Assuming the March 31, 2019 outstanding balance on our revolving credit facility of $136.7 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $1.4 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Consolidated Financial Statements, Note 8–Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, cash flows or results of operations.
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
† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on April 30, 2019 on its behalf by the undersigned thereunto duly authorized.

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