Form 10-Q
period 2019-06-30
CNX Midstream Partners LP
filed 2019-07-30
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
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
1000 CONSOL Energy Drive
Canonsburg, PA 15317-6506
(724) 485-4000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Units Representing Limited Partner Interests	CNXM	New York Stock Exchange
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

As of July 30, 2019, CNX Midstream Partners LP had 63,735,464 common units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Gathering revenue — related party	$59,205	$37,576	$112,981	$75,306
Gathering revenue — third party	18,896	23,438	37,339	49,577
Total Revenue	78,101	61,014	150,320	124,883
Expenses
Operating expense — related party (Note 4)	6,514	5,079	12,062	9,514
Operating expense — third party	6,188	7,406	12,162	15,874
General and administrative expense — related party (Note 4)	4,027	3,620	7,994	7,232
General and administrative expense — third party	1,364	2,319	2,900	4,868
(Gain) loss on asset sales and abandonments	—	(254)	7,229	2,501
Depreciation expense	5,860	5,443	11,510	11,299
Interest expense	7,685	7,119	15,024	9,608
Total Expense	31,638	30,732	68,881	60,896
Net Income	46,463	30,282	81,439	63,987
Less: Net (loss) income attributable to noncontrolling interest	(282)	277	(413)	6,135
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$46,745	$30,005	$81,852	$57,852

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$46,745	$30,005	$81,852	$57,852
Less: General partner interest in net income, including incentive distribution rights	6,325	2,903	11,604	5,055
Limited partner interest in net income	$40,420	$27,102	$70,248	$52,797

Earnings per limited partner unit:
Basic	$0.63	$0.43	$1.10	$0.83
Diluted	$0.63	$0.43	$1.10	$0.83

Weighted average number of limited partner units outstanding:
Basic	63,732	63,638	63,715	63,630
Diluted	63,755	63,677	63,759	63,670

Cash distributions declared per unit (*)	$0.3865	$0.3361	$0.7597	$0.6606

(*)	Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 11.

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of limited partner units)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$11,677	$3,966
Receivables — related party	19,028	17,073
Receivables — third party	6,681	7,028
Other current assets	1,648	2,383
Total Current Assets	39,034	30,450
Property and Equipment (Note 5):
Property and equipment	1,171,084	974,394
Less — accumulated depreciation	94,107	82,619
Property and Equipment — Net	1,076,977	891,775
Other Assets:
Operating lease right of use asset (Note 8)	7,875	—
Other assets	3,731	3,203
Total Other Assets	11,606	3,203

TOTAL ASSETS	$1,127,617	$925,428

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$33,299	$9,401
Accrued interest payable	7,901	7,761
Accrued liabilities	55,095	26,757
Due to related party (Note 4)	3,425	4,980
Total Current Liabilities	99,720	48,899
Other Liabilities:
Revolving credit facility (Note 6)	208,000	84,000
Long-term debt (Note 7)	393,688	393,215
Long-term operating lease liabilities (Note 8)	1,171	—
Total Other Liabilities	602,859	477,215

Total Liabilities	702,579	526,114

Partners’ Capital and Noncontrolling Interest:
Limited partner units (63,735,464 issued and outstanding at June 30, 2019 and 63,639,676 issued and outstanding at December 31, 2018)	344,530	320,543
General partner interest	13,050	10,900
Partners’ capital attributable to CNX Midstream Partners LP	357,580	331,443
Noncontrolling interest	67,458	67,871
Total Partners’ Capital and Noncontrolling Interest	425,038	399,314
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,127,617	$925,428

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2019
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at April 1, 2019	$327,380	$11,880	$339,260	$67,740	$407,000
Net income (loss)	40,420	6,325	46,745	(282)	46,463
Quarterly distributions to unitholders	(23,785)	(5,155)	(28,940)	—	(28,940)
Unit-based compensation	541	—	541	—	541
Vested units withheld for taxes	(26)	—	(26)	—	(26)
Balance at June 30, 2019	$344,530	$13,050	$357,580	$67,458	$425,038

	Three Months Ended June 30, 2018
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at April 1, 2018	$241,844	$4,930	$246,774	$246,276	$493,050
Net income	27,102	2,903	30,005	277	30,282
Contributions from general partner and noncontrolling interest holders, net	—	4	4	2,000	2,004
Quarterly distributions to unitholders	(20,651)	(2,049)	(22,700)	—	(22,700)
HG Energy Transaction	46,420	—	46,420	(179,500)	(133,080)
Noncash contribution of assets held by general partner	—	3,105	3,105	—	3,105
Unit-based compensation	690	—	690	—	690
Balance at June 30, 2018	$295,405	$8,893	$304,298	$69,053	$373,351

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2019
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2018	$320,543	$10,900	$331,443	$67,871	$399,314
Net income (loss)	70,248	11,604	81,852	(413)	81,439
Contributions from general partner and noncontrolling interest holders, net	—	30	30	—	30
Quarterly distributions to unitholders	(46,724)	(9,484)	(56,208)	—	(56,208)
Unit-based compensation	1,153	—	1,153	—	1,153
Vested units withheld for taxes	(690)	—	(690)	—	(690)
Balance at June 30, 2019	$344,530	$13,050	$357,580	$67,458	$425,038

	Six Months Ended June 30, 2018
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2017	$389,427	$4,328	$393,755	$357,356	$751,111
Net income	52,797	5,055	57,852	6,135	63,987
Contributions from (distributions to) general partner and noncontrolling interest holders, net	—	20	20	(3,525)	(3,505)
Quarterly distributions to unitholders	(40,574)	(3,615)	(44,189)	—	(44,189)
Acquisition of Shirley-Penns System	(153,587)	—	(153,587)	(111,413)	(265,000)
HG Energy Transaction	46,420	—	46,420	(179,500)	(133,080)
Noncash contribution of assets held by general partner	—	3,105	3,105	—	3,105
Unit-based compensation	1,269	—	1,269	—	1,269
Vested units withheld for taxes	(347)	—	(347)	—	(347)
Balance at June 30, 2018	$295,405	$8,893	$304,298	$69,053	$373,351

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$81,439	$63,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	12,449	11,872
Unit-based compensation	1,153	1,269
Loss on asset sales and abandonments	7,229	2,501
Other	41	387
Changes in assets and liabilities:
Due to/from affiliate	(3,269)	1,888
Receivables — third party	347	705
Other current and non-current assets	(7,039)	108
Accounts payable and other accrued liabilities	32,316	12,824
Net Cash Provided by Operating Activities	124,666	95,541

Cash Flows from Investing Activities:
Capital expenditures	(182,867)	(41,587)
Proceeds from sale of assets	—	6,462
Net Cash Used in Investing Activities	(182,867)	(35,125)

Cash Flows from Financing Activities:
Contributions from (distributions to) general partner and noncontrolling interest holders, net	30	(3,505)
Vested units withheld for unitholder taxes	(690)	(347)
Quarterly distributions to unitholders	(56,208)	(44,189)
Net payments on unsecured $250.0 million credit facility	—	(149,500)
Net borrowings on secured $600.0 million credit facility	124,000	11,000
Proceeds from issuance of long-term debt, net of discount	—	394,000
Debt issuance costs	(1,220)	(5,362)
Acquisition of Shirley-Penns System	—	(265,000)
Net Cash Provided by (Used in) Financing Activities	65,912	(62,903)

Net Increase (Decrease) in Cash	7,711	(2,487)
Cash at Beginning of Period	3,966	3,194
Cash at End of Period	$11,677	$707

Cash paid during the period for:
Interest	$15,892	$1,367

Noncash investing activities:
Accrued capital expenditures	$36,266	$12,472
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
Acquisition of Shirley-Penns System
Prior to March 16, 2018, CNX Gathering owned a 95% noncontrolling interest and the Partnership owned the remaining 5% controlling interest in the Additional Systems, which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”).
On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which the Additional Systems transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in the Additional Systems. Following such transfer, CNX Gathering sold the Partnership its aggregate interest in the Shirley-Penns System, which now resides in the Anchor Systems, in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”). See Note 7–Long-Term Debt for additional information.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth and Additional Systems in the applicable periods presented within this Quarterly Report on Form 10-Q. Although the Partnership has less than a 100% economic interest in the Additional Systems and, for the period prior to May 3, 2018, had less than a 100% economic interest in the Growth Systems, each has been consolidated fully with the results of the Partnership in the applicable periods. After adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflect only that portion of net income that is attributable to the Partnership’s unitholders. For example, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Shirley-Penns Systems for the period subsequent to the closing date of the Shirley-Penns Acquisition.
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
Revenues from contracts with customers
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally, this occurs on a daily basis as we gather gas at the wellhead. Revenue is measured as the amount of consideration we expect to receive in exchange for providing the natural gas gathering services.
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
Transaction price allocated to remaining performance obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. However, the guidance provides certain practical expedients that limit this requirement. Substantially all of our revenues are derived from contracts that have terms of greater than one year. Under these contracts, the interruptible gathering of each unit of natural gas represents a separate performance obligation.
For revenue associated with the Shirley-Penns System, for which we have remaining contractual performance obligations, the aggregate amount of the transaction price allocated to those remaining performance obligations was $383.2 million at June 30, 2019. We expect to recognize, at a minimum, revenue of $3.9 million and $34.7 million, respectively, during the remainder of the year ending December 31, 2019 and for the year ending December 31, 2020, respectively. The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of June 30, 2019, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the quarters ended June 30, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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
Classification
The fees we charge our affiliates, including our Sponsor, are recorded in gathering revenue — related party in our consolidated statements of operations. Fees from midstream services we perform for third party shippers are recorded in gathering revenue — third party in our consolidated statements of operations.

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
There were no reserves for uncollectable amounts at June 30, 2019 or December 31, 2018.
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
The carrying values on our balance sheets of our current assets, current liabilities and revolving credit facility approximate fair values due to their short maturities. We estimate the fair value of our long-term debt, which is not actively traded, using an income approach model that utilizes a discount rate based on market rates for other debt with similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $381.0 million on June 30, 2019.
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
The Partnership evaluates whether long-lived assets have been impaired during any given quarter and have processes in place to ensure that we become aware of such indicators. Impairment indicators may include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, and increases in construction or operating costs. For such long-lived assets, impairment exists when the carrying amount of an asset or group of assets exceeds our estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying amount of the long-lived asset(s) is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss would be measured as the excess of the asset’s carrying amount over its estimated fair value. In the event that impairment indicators exist, we conduct an impairment test.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of June 30, 2019 and December 31, 2018, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at June 30, 2019 or December 31, 2018.
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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 41,819 and 41,644 phantom units that were not included in the calculation for the three and six months ended June 30, 2019, respectively, because the effect would have been antidilutive. There were also 26,470 and 27,545 phantom units that were not included in the calculation for the three and six months ended June 30, 2018, respectively, because the effect would have been antidilutive.

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

Cash Distributions
The Board of Directors declared the following cash distributions to the Partnership’s common unitholders and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Quarterly Distribution Per Unit	Total Cash Distribution	Date of Distribution
Year ending December 31, 2018
March 31	$0.3245	$22,700	May 15, 2018
June 30	$0.3361	$24,176	August 14, 2018
September 30	$0.3479	$25,678	November 13, 2018
December 31	$0.3603	$27,268	February 13, 2019

Year ending December 31, 2019
March 31	$0.3732	$28,940	May 14, 2019

See Note 11–Subsequent Events for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended June 30, 2019.

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
During the six months ended June 30, 2018, the Partnership closed on the Shirley-Penns Acquisition for $265.0 million in cash consideration. See Note 1–Description of Business for additional information.
Operating expense and general and administrative expense – related party consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Operational services	$3,851	$3,257	$7,484	$6,092
Electrical compression	2,663	1,822	4,578	3,422
Total Operating Expense — Related Party	$6,514	$5,079	$12,062	$9,514

Total General and Administrative Expense — Related Party	$4,027	$3,620	$7,994	$7,232

Related party payables consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Expense reimbursements	$1,195	$1,143
Capital expenditures reimbursements	134	182
General and administrative services	2,096	3,655
Total Accounts Payable — Related Party	$3,425	$4,980

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
Gathering Agreements
On January 3, 2018, we entered into the Second Amended and Restated GGA with CNX gas, which is a 20-year, fixed-fee gathering agreement. Under the Second Amended and Restated GGA, we continue to gather, compress, dehydrate and deliver all of CNX Gas’ dedicated natural gas in the Marcellus Shale on a first-priority basis and gather, inject, stabilize and store all of CNX Gas’ dedicated condensate on a first-priority basis. Under this agreement, during the year ending December 31, 2019, we will receive a fee based on the type and scope of the midstream services we provide, summarized as follows:

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
In addition, the Second Amended and Restated GGA committed CNX Gas to drill and complete 140 total wells in the McQuay area within the Anchor Systems, provided that if 125 wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells must be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:

•	January 1, 2018 to December 31, 2018 - 30 wells (CNX Gas exceeded this requirement by eight wells)

•	January 1, 2019 to April 30, 2020 - 40 wells (deficiency payment of $3.5 million per well)

•	May 1, 2020 to April 30, 2021 - 40 wells (deficiency payment of $2.0 million per well)

•	May 1, 2021 to April 30, 2022 - 30 wells (deficiency payment of $2.0 million per well)
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

(in millions)	Minimum Revenue per MVC
Remainder of year ending December 31, 2019	$3.9
Year ending December 31, 2020	34.7
Year ending December 31, 2021	40.7
Year ending December 31, 2022	47.7
Year ending December 31, 2023	42.8
Remainder of term	213.4
Total minimum revenue to be recognized pursuant to Shirley-Penns MVC	$383.2

For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.3588 per MMBtu in 2019, which escalates by 2.5% on January 1 of each year. Since the Shirley-Penns Acquisition, CNX Gas has exceeded the required MVC each quarter.
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

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018	Estimated Useful Lives in Years
Land	$76,896	$67,624	N/A
Gathering equipment	647,966	605,722	25 — 40
Compression equipment	214,219	199,728	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	201,024	70,341	N/A
Total Property and Equipment	$1,171,084	$974,394

Less: Accumulated depreciation
Gathering equipment	$66,799	$58,561
Compression equipment	20,936	18,099
Processing equipment	6,372	5,959
Total Accumulated Depreciation	$94,107	$82,619

Property and Equipment — Net	$1,076,977	$891,775

The Partnership capitalized approximately $1.3 million and $2.1 million of interest on assets under construction during the three months and six months ended June 30, 2019. No interest was capitalized in the corresponding 2018 period.
During the six months ended June 30, 2019, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems, incurring a loss of $7.2 million.

NOTE 6 — REVOLVING CREDIT FACILITY
On March 8, 2018, we entered into a five-year $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the revolving credit facility by up to an additional $250.0 million. The revolving credit facility includes the ability to issue letters of credit up to $100.0 million in the aggregate. The available borrowing capacity is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
On April 24, 2019, the Partnership amended its revolving credit facility and extended its maturity to April 2024. Among other things, we received an annual interest rate reduction of 0.25% on borrowings compared to the original agreement. Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or

•	the LIBOR rate plus a margin ranging from 1.50% to 2.50%.
Following the amendment, the revolving credit facility now includes (i) the addition of a restricted payment basket permitting cash repurchases of IDRs subject to a pro forma secured leverage ratio of 3.00 to 1.00, a pro forma total leverage ratio of 4.00 to 1.00 and pro forma availability of 20% of commitments and (ii) a restricted payment basket for the repurchase of limited partner units not to exceed Available Cash (as defined in the partnership agreement) in any quarter of up to $150.0 million per year and up to $200.0 million during the life of the facility.
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
The revolving credit facility contains a number of affirmative and negative covenants that include, among others, covenants that restrict the ability of the Partnership, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the revolving credit facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans; (vii) sell, transfer, convey, assign or dispose of its assets or properties other than in the ordinary course of business and other select instances; (viii) deal with any affiliate except in the ordinary course of business on terms no less favorable to the Partnership than it would otherwise receive in an arm’s length transaction; and (ix) amend in any material manner its certificate of incorporation, bylaws, or other organizational documents without giving prior notice to the lenders and, in some cases, obtaining the consent of the lenders. The agreement also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the revolving credit facility agreement are secured by substantially all of assets of the Partnership and its wholly owned subsidiaries.
In addition, the Partnership is obligated to maintain at the end of each fiscal quarter:

•
for as long as at least $150.0 million of the Senior Notes are outstanding (Note 7), a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods);

•
if less than $150.0 million of the Senior Notes are outstanding (Note 7), a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods);

•	a maximum secured leverage ratio of no greater than 3.50 to 1.00; and

•	a minimum interest coverage ratio of no less than 2.50 to 1.00.
The Partnership was in compliance with all financial covenants at June 30, 2019.
On June 30, 2019, the outstanding balance on the revolving credit facility was $208.0 million at an interest rate of 3.90%. The Partnership had the maximum amount of remaining revolving credit available for borrowing at June 30, 2019, or $392.0 million.
At December 31, 2018, the outstanding balance on the revolving credit facility was $84.0 million at an interest rate of 4.21%.

NOTE 7 — LONG-TERM DEBT
On March 16, 2018, the Partnership, together with its wholly owned subsidiary CNX Midstream Finance Corp (“Finance Corp”), (collectively, the “Issuers”), completed a private offering of the Senior Notes, with related guarantees (the “Guarantees”) and received net proceeds of approximately $394.0 million, after deducting the initial purchasers’ discount. In connection with the issuance of the Senior Notes, the Partnership capitalized related offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Net proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our prior $250.0 million unsecured revolving credit facility. The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. There are no principal payment requirements on the Senior Notes prior to maturity.
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

The Partnership’s long-term debt consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Senior Notes due March 2026 at 6.5%	$400,000	$400,000
Less: Unamortized debt issuance costs	1,312	1,410
Less: Unamortized bond discount	5,000	5,375
Total Long-Term Debt	$393,688	$393,215

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
The Partnership’s non-cancelable operating leases, the longest of which run through December 31, 2020, consist primarily of compression equipment. As of June 30, 2019, ROU assets recorded under operating leases were $11.0 million (which includes $0.5 million of prepaid assets); accumulated amortization associated with those leases was $3.1 million. Corresponding lease liabilities associated with obligations on our ROU assets were $7.2 million, (comprised of $6.0 million in current liabilities and $1.2 million of long-term liabilities) which were calculated using a weighted average incremental borrowing rate of 4.8% as of June 30, 2019. Cash paid for amounts included in the measurement of lease liabilities was $4.0 million in operating cash flows from operating leases for the six months ended June 30, 2019.
Maturities of operating lease liabilities are as follows:

(in thousands)	Twelve months ended June 30,
2020	$6,252
2021	1,170
Total lease payments	7,422
Less: imputed interest	190
Present value of operating lease liabilities	$7,232

Total operating lease expense, which includes short-term leases, was $2.0 million for the three months ended June 30, 2019 and 2018 and $4.1 million for the six months ended June 30, 2019 and 2018, respectively. These expenses are included within operating expense - third party in our consolidated statements of operations.
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
Segment results for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Gathering Revenue:
Anchor Systems	$76,298	$56,584	$146,469	$112,774
Growth Systems	—	668	—	2,572
Additional Systems	1,803	3,762	3,851	9,537
Total Gathering Revenue	$78,101	$61,014	$150,320	$124,883

Net Income (Loss):
Anchor Systems	$46,760	$29,991	$81,874	$63,134
Growth Systems	—	186	—	379
Additional Systems	(297)	105	(435)	474
Total Net Income	$46,463	$30,282	$81,439	$63,987

Depreciation Expense:
Anchor Systems	$5,444	$4,733	$10,680	$9,203
Growth Systems	—	195	—	748
Additional Systems	416	515	830	1,348
Total Depreciation Expense	$5,860	$5,443	$11,510	$11,299

Capital Expenditures for Segment Assets:
Anchor Systems	$103,322	$24,502	$179,121	$38,290
Growth Systems	—	42	—	120
Additional Systems	988	1,071	3,746	3,177
Total Capital Expenditures	$104,310	$25,615	$182,867	$41,587

Segment assets as of the dates presented were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Segment Assets
Anchor Systems	$1,026,131	$832,885
Additional Systems	101,486	92,543
Total Segment Assets	$1,127,617	$925,428

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
The following table presents phantom unit activity during the six month period ended June 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2018	178,629	$18.35
Granted	148,442	15.92
Vested	(135,570)	17.51
Total awarded and unvested at June 30, 2019	191,501	$17.06

The Partnership accounts for phantom units as equity awards and records compensation expense on a straight-line basis over the vesting period based on the fair value of the awards on their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.5 million and $0.7 million of compensation expense related to phantom units for the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively, which was included in general and administrative expense - related party in the consolidated statements of operations.
At June 30, 2019, the unrecognized compensation related to all outstanding awards was $2.5 million, which we expect to recognize through 2021.

NOTE 11 — SUBSEQUENT EVENTS
On July 19, 2019, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the second quarter of 2019 of $ $0.3865 per common unit. The cash distribution will be paid on August 14, 2019 to unitholders of record at the close of business on August 6, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CNX Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “forward-looking statements” below and those discussed in the section entitled “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q, filed subsequent to that Annual Report on Form 10-K. In this Item 2, all references to “we,” us,” “our,” the “Partnership,” “CNXM,” or similar terms refer to CNX Midstream Partners LP and its subsidiaries.
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
Our gas gathering agreements (“GGAs”) with CNX Gas and certain third party shippers include acreage dedications of approximately 381,000 aggregate net acres, subject to the release provisions set forth therein.
Second Quarter and Year to Date Financial Highlights
The Partnership continued its solid financial performance during the quarter and six months ended June 30, 2019. Comparative results net to the Partnership, with the exception of operating cash flows, which is presented on a gross consolidated basis, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$46.7	$30.0	$81.9	$57.9
Net cash provided by operating activities	$74.8	$53.7	$124.7	$95.5
Adjusted EBITDA (non-GAAP)	$59.3	$41.3	$113.8	$76.2
Distributable cash flow (non-GAAP)	$46.9	$31.6	$89.9	$60.9
For a discussion of why the above non-GAAP metrics are viewed as important by management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Non-GAAP Financial Measures” on page 28.
Quarterly Cash Distribution
The Partnership declared a cash distribution to its unitholders of $0.3865 per unit on July 19, 2019, which represents a 3.6% increase from the first quarter 2019 distribution of $0.3732 per unit and a 15.0% increase from the second quarter 2018 distribution of $0.3361 per unit. This marks the 17th consecutive quarterly distribution increase at our targeted 15% annual growth rate.

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
On May 2, 2018, we announced strategic transactions with our Sponsor and HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which we amended our GGAs with each of CNX Gas and HG Energy (collectively the “CNX Transaction and HG Energy Transaction”) and among other things, distributed our 5% controlling interest in the midstream assets of the Growth Systems, which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and the Moundsville midstream assets located within the Additional Systems, to affiliates of our Sponsor. Our Sponsor subsequently transferred these assets to HG Energy. Following the CNX Transaction and HG Energy Transaction, the Partnership has no remaining interest in the Growth Systems or in the Moundsville area of the Additional Systems. Total revenues associated with the Growth Systems and the Moundsville area were approximately $6.6 million for period January 1, 2018 through the date of the CNX Transaction and HG Energy Transaction, of which $1.6 million related to the period April 1, 2018 through the date of the CNX Transaction and HG Energy Transaction. See Item 1. Consolidated Financial Statements, Note 1–Description of Business for additional information.

Results of Operations
Quarter Ended June 30, 2019 Compared to the Quarter Ended June 30, 2018

	Quarter Ended June 30,
	2019	2018	Change ($)	Change (%)
(in thousands)
Revenue
Gathering revenue — related party	$59,205	$37,576	$21,629	57.6%
Gathering revenue — third party	18,896	23,438	(4,542)	(19.4)%
Total Revenue	78,101	61,014	17,087	28.0%
Expenses
Operating expense — related party	6,514	5,079	1,435	28.3%
Operating expense — third party	6,188	7,406	(1,218)	(16.4)%
General and administrative expense — related party	4,027	3,620	407	11.2%
General and administrative expense — third party	1,364	2,319	(955)	(41.2)%
Gain on asset sales and abandonments	—	(254)	254	(100.0)%
Depreciation expense	5,860	5,443	417	7.7%
Interest expense	7,685	7,119	566	8.0%
Total Expense	31,638	30,732	906	2.9%
Net Income	$46,463	$30,282	$16,181	53.4%
Less: Net (loss) income attributable to noncontrolling interest	(282)	277	(559)	(201.8)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$46,745	$30,005	$16,740	55.8%

Operating Statistics - Gathered Volumes for the Quarter Ended June 30, 2019

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [1]	879	—	3	882
Wet Gas (BBtu/d) [1]	670	—	61	731
Other (BBtu/d) [2]	178	—	—	178
Total Gathered Volumes	1,727	—	64	1,791

Operating Statistics - Gathered Volumes for the Quarter Ended June 30, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [1]	667	15	9	691
Wet Gas (BBtu/d) [1]	530	1	121	652
Other (BBtu/d)	3	—	5	8
Total Gathered Volumes	1,200	16	135	1,351

1 Classification as dry or wet is primarily based upon system area. In certain situations, we may elect to allow customers to access alternate delivery points within our system, which would be a negotiated change addressed on a case-by-case basis.
2 Includes condensate handling and third-party volumes we gather under high-pressure short-haul agreements.

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
Total revenue increased 28.0% to approximately $78.1 million for the three months ended June 30, 2019 compared to approximately $61.0 million for the three months ended June 30, 2018, which was primarily due to a 20.1% increase in gathered volumes of dry gas and wet gas in the current quarter compared to the prior year quarter. Significantly contributing to the volume increase was a 191 BBtu/d increase in dry natural gas gathered in the current quarter compared to the prior year quarter, due primarily to significant well turn-in-line activity since June 30, 2018.
In addition, there was a 170 BBtu/d increase in other volumes quarter over quarter, due primarily to activity under short-haul gathering contracts, which did not begin until after June 30, 2018. Volumes gathered under short-haul gathering contracts do not have as significant an impact on revenues as volumes gathered at our standard dry or wet gas rates.
Operating Expense
Total operating expenses were approximately $12.7 million in the current quarter compared to approximately $12.5 million in the prior year quarter. Included in total operating expense was electrically-powered compression expense of $4.4 million for the three months ended June 30, 2019 compared to $4.2 million for the three months ended June 30, 2018, which was reimbursed by our customers pursuant to our GGAs. After adjusting for the electrically-powered compression expense reimbursement, operating expenses remained relatively consistent in the current quarter compared to the prior year quarter, despite a significant increase in volumes gathered.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $5.4 million in the current quarter compared to approximately $5.9 million in the prior year quarter. The comparative decrease was primarily related to decreased employee compensation costs and legal and other professional costs, due primarily to costs that were incurred in the prior year in connection with the CNX Transaction and HG Transaction, partially offset by an increase to related party fees we incur pursuant to our Omnibus Agreement with our Sponsor.
Gain on asset sales and abandonments
During the three months ended June 30, 2018, we sold a portion of our pipe stock to an unrelated third party for $0.7 million in cash consideration, resulting in a gain of $0.3 million. The pipe stock was previously within the Growth Systems; accordingly, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was not significant.
Depreciation Expense
We depreciate our property and equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $5.9 million in the three months ended June 30, 2019 compared to approximately $5.4 million in the three months ended June 30, 2018. The increase was the result of additional assets placed into service over time.
Interest Expense
Interest expense is comprised of interest on our 6.5% senior notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $7.7 million for the three months ended June 30, 2019 compared to approximately $7.1 million for the three months ended June 30, 2018. The increase in interest expense was primarily due to higher interest expense incurred on increased borrowings on our credit facility, which were necessary to support our 2019 capital program, partially offset by interest that has been capitalized on qualifying capital projects.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$112,981	$75,306	$37,675	50.0%
Gathering revenue — third party	37,339	49,577	(12,238)	(24.7)%
Total Revenue	150,320	124,883	25,437	20.4%
Expenses
Operating expense — related party	12,062	9,514	2,548	26.8%
Operating expense — third party	12,162	15,874	(3,712)	(23.4)%
General and administrative expense — related party	7,994	7,232	762	10.5%
General and administrative expense — third party	2,900	4,868	(1,968)	(40.4)%
Loss on asset sales and abandonments	7,229	2,501	4,728	189.0%
Depreciation expense	11,510	11,299	211	1.9%
Interest expense	15,024	9,608	5,416	56.4%
Total Expense	68,881	60,896	7,985	13.1%
Net Income	$81,439	$63,987	$17,452	27.3%
Less: Net income attributable to noncontrolling interest	(413)	6,135	(6,548)	(106.7)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$81,852	$57,852	$24,000	41.5%

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2019

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	853	—	3	856
Wet Gas (BBtu/d) [2]	649	—	66	715
Other (BBtu/d) [3]	156	—	—	156
Total Gathered Volumes [1]	1,658	—	69	1,727

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	652	29	16	697
Wet Gas (BBtu/d) [2]	538	2	141	681
Other (BBtu/d)	4	—	13	17
Total Gathered Volumes [1]	1,194	31	170	1,395

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
2 Classification as dry or wet is based upon system area. In certain situations, we may elect to allow customers to access alternate delivery points within our system, which would be a negotiated change addressed on a case-by-case basis.
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
Total revenue increased approximately 20.4% to $150.3 million for the six months ended June 30, 2019 compared to $124.9 million for the six months ended June 30, 2018, which was primarily due to a 14.0% increase in gathered volumes of dry gas and wet gas in the current quarter compared to the prior year period. Significantly contributing to the volume increase was a 159 BBtu/d increase in dry natural gas gathered in the current year period compared to the prior year period, due primarily to significant well turn-in-line activity since June 30, 2018.
In addition, there was a 139 BBtu/d increase in other volumes gathered period over period, due primarily to activity under short-haul gathering contracts, which did not begin until after June 30, 2018.
Operating Expense
Total operating expenses were approximately $24.2 million for the six months ended June 30, 2019 compared to approximately $25.4 million for the six months ended June 30, 2018. Included in total operating expense was electrically-powered compression expense of $7.7 million for the six months ended June 30, 2019 compared to $8.0 million for the six months ended June 30, 2018, which was reimbursed by our customers pursuant to our gas gathering agreements. After adjusting for the electrically-powered compression expense reimbursement, operating expenses decreased by approximately 5.0% in the current six month period compared to the prior year period, despite a significant increase in volumes gathered. This was primarily due to continued adherence to cost control measures implemented by our operations team over the past few years as well as decreased property and other taxes due primarily to the HG Energy Transaction.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $10.9 million for the six months ended June 30, 2019 compared to approximately $12.1 million for the six months ended June 30, 2018. The comparative decrease was primarily related to decreased employee compensation costs and transaction costs incurred in the prior year period related to the Shirley Penns Acquisition, CNX Transaction and HG Energy Transaction, partially offset by an increase to related party fees we incur pursuant to our Omnibus Agreement with our Sponsor.
Loss on asset sales and abandonments
During the six months ended June 30, 2019, due in part to changes in customer drilling plan timing and ongoing assessments of projects that generate the highest returns on invested capital, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems. After evaluating the amount of project spending that could be repurposed to other ongoing projects, management determined that the loss on abandoning the project was $7.2 million.
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
Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $11.5 million for the six months ended June 30, 2019 compared to approximately $11.3 million for the six months ended June 30, 2018. The increase was the result of additional assets placed into service over time.
Interest Expense
Interest expense is interest on our 6.5% senior notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $15.0 million in the six months ended June 30, 2019 compared to approximately $9.6 million for the six months ended June 30, 2018. The increase in interest expense was primarily due to higher interest expense incurred on increased borrowings on our credit facility, which were necessary to support our 2019 capital program, partially offset by interest that has been capitalized on qualifying capital projects.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net Income	$46,463	$30,282	$81,439	$63,987
Depreciation expense	5,860	5,443	11,510	11,299
Interest expense	7,685	7,119	15,024	9,608
EBITDA	60,008	42,844	107,973	84,894
Non-cash unit-based compensation expense	541	690	1,153	1,269
(Gain) loss on asset sales and abandonments	—	(254)	7,229	2,501
Adjusted EBITDA	60,549	43,280	116,355	88,664
Less:
Net (loss) income attributable to noncontrolling interest	(282)	277	(413)	6,135
Depreciation expense attributable to noncontrolling interest	395	674	789	2,339
Other expenses attributable to noncontrolling interest	1,098	1,224	2,218	1,660
(Gain) loss on asset sales attributable to noncontrolling interest	—	(242)	—	2,375
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$59,338	$41,347	$113,761	$76,155
Less: cash interest expense, net to the Partnership	7,282	5,573	13,886	7,588
Less: maintenance capital expenditures, net to the Partnership	5,168	4,125	10,003	7,708
Distributable Cash Flow	$46,888	$31,649	$89,872	$60,859

Net Cash Provided by Operating Activities	$74,753	$53,674	$124,666	$95,541
Interest expense	7,685	7,119	15,024	9,608
(Gain) loss on asset sales and abandonments	—	(254)	7,229	2,501
Other, including changes in working capital	(21,889)	(17,259)	(30,564)	(18,986)
Adjusted EBITDA	60,549	43,280	116,355	88,664
Less:
Net (loss) income attributable to noncontrolling interest	(282)	277	(413)	6,135
Depreciation expense attributable to noncontrolling interest	395	674	789	2,339
Other expenses attributable to noncontrolling interest	1,098	1,224	2,218	1,660
(Gain) loss on asset sales attributable to noncontrolling interest	—	(242)	—	2,375
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$59,338	$41,347	$113,761	$76,155
Less: cash interest expense, net to the Partnership	7,282	5,573	13,886	7,588
Less: maintenance capital expenditures, net to the Partnership	5,168	4,125	10,003	7,708
Distributable Cash Flow	$46,888	$31,649	$89,872	$60,859
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $15.2 million and $29.0 million increases in distributable cash flow in the three and six months ended June 30, 2019, respectively, compared to the 2018 periods were primarily attributable to an increase in volumes gathered under our fixed-fee gathering agreement with our Sponsor due to significant well turn in line activity over the last 12 months, coupled with continued adherence to cost control measures implemented by our operations team over the past few years.

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
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Six Months Ended June 30,
(in millions)	2019	2018	Change
Net cash provided by operating activities	$124.7	$95.5	$29.2
Net cash used in investing activities	$(182.9)	$(35.1)	$(147.8)
Net cash provided by (used in) financing activities	$65.9	$(62.9)	$128.8
Net cash provided by operating activities increased approximately $29.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, which approximates the $27.7 million increase in consolidated earnings before interest, loss on asset sales and abandonment, and depreciation in the current year period compared to the prior year period.
Net cash used in investing activities increased significantly compared to the prior year period due to an increase in capital spending requirements to support expected Sponsor drilling activity on our acreage in 2019 and beyond.
Net cash was provided by financing activities in the current year period due primarily to borrowings required to support the higher capital spending program (investing activities) compared to the prior year period. Quarterly distribution payments were $28.9 million in the current year quarter and $22.7 million in the prior year quarter.

Indebtedness
Revolving Credit Facility
We are party to a $600.0 million secured revolving credit facility, as amended in April 2019, that matures on April 24, 2024 and includes the ability to issue letters of credit up to $100.0 million in the aggregate. The revolving credit facility has an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the revolving credit facility by up to an additional $250.0 million. The available borrowing capacity under the revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
Borrowings under the new revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or

•	the LIBOR rate plus a margin ranging from 1.50% to 2.50%%.
We incurred interest expense of $3.0 million on our revolving credit facility (not including amortization of revolver fees) during the six months ended June 30, 2019. At June 30, 2019, the outstanding balance on our revolving credit facility was $208.0 million, and we had the maximum remaining amount of revolving credit, or $392.0 million, available for borrowing.
For additional information on our revolving credit facility, including details relating to an amendment that was completed in April 2019, see Item 1. Consolidated Financial Statements, Note 6–Revolving Credit Facility, which is incorporated herein by reference.
Senior Notes due 2026
On March 16, 2018, the Partnership completed a private offering of $400.0 million in 6.5% senior notes due 2026 (the “Senior Notes”), and received net proceeds of approximately $394.0 million, after deducting the initial purchasers’ discount. In connection with the issuance of the Senior Notes, the Partnership capitalized related offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Net proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our revolving credit facility.
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually, in arrears, on March 15 and September 15. We incurred interest expense of $13.0 million (not including amortization of capitalized bond issue costs) on the Senior Notes during the six months ended June 30, 2019. For additional information regarding our Senior Notes, see Item 1. Consolidated Financial Statements, Note 7–Long-Term Debt, which is incorporated herein by reference.
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

Capital Expenditures for the Six Months Ended June 30, 2019

	Anchor	Additional	Total
Capital Investment
Maintenance capital	$9,974	$570	$10,544
Expansion capital	169,147	3,176	172,323
Total Capital Investment	$179,121	$3,746	$182,867

Capital Investment Net to the Partnership
Maintenance capital	$9,974	$29	$10,003
Expansion capital	169,147	159	169,306
Total Capital Investment Net to the Partnership	$179,121	$188	$179,309
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
Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.3 million per year, based on the general partner interest and the number of common units outstanding as of June 30, 2019.  However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.

On July 19, 2019, the board of directors of our general partner declared a cash distribution to our unitholders of $0.3865 per common unit with respect to quarter ended June 30, 2019. The cash distribution will be paid on August 14, 2019 to unitholders of record as of the close of business on August 6, 2019.
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
As of June 30, 2019, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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
Interest Rate Risk
We maintain a $600.0 million secured revolving credit facility and pay interest at a variable rate. Assuming the June 30, 2019 outstanding balance on our revolving credit facility of $208.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $2.1 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Credit Risk
We are subject to credit risk due to the concentration of receivables from our most significant customer, our Sponsor, for gas gathering services. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Part I, Item 1. Consolidated Financial Statements, Note 8–Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, cash flows or results of operations.
There have been no material changes from the risk factors previously disclosed by the Partnership.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
10.1	Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, to the Credit Agreement, dated as of March 8, 2018, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	4/30/2019
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on July 30, 2019 on its behalf by the undersigned thereunto duly authorized.

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