Form 10-Q
period 2019-09-30
CNX Midstream Partners LP
filed 2019-10-29
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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

As of October 29, 2019, CNX Midstream Partners LP had 63,736,622 common units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Gathering revenue — related party	$55,453	$41,022	$168,434	$116,328
Gathering revenue — third party	18,523	19,946	55,862	69,523
Total Revenue	73,976	60,968	224,296	185,851
Expenses
Operating expense — related party (Note 4)	6,105	5,131	18,167	14,645
Operating expense — third party	5,612	4,870	17,774	20,744
General and administrative expense — related party	3,573	3,060	11,567	10,292
General and administrative expense — third party	1,236	1,771	4,136	6,639
Loss on asset sales and abandonments	—	—	7,229	2,501
Depreciation expense	6,184	5,306	17,694	16,605
Interest expense	7,601	7,255	22,625	16,863
Total Expenses	30,311	27,393	99,192	88,289
Net Income	43,665	33,575	125,104	97,562
Less: Net (loss) income attributable to noncontrolling interest	(298)	(64)	(711)	6,071
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$43,963	$33,639	$125,815	$91,491

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$43,963	$33,639	$125,815	$91,491
Less: General partner interest in net income, including incentive distribution rights	7,103	3,697	18,707	8,752
Limited partner interest in net income	$36,860	$29,942	$107,108	$82,739

Earnings per limited partner unit:
Basic	$0.58	$0.47	$1.68	$1.30
Diluted	$0.58	$0.47	$1.68	$1.30

Weighted average number of limited partner units outstanding (in thousands):
Basic	63,735	63,638	63,722	63,633
Diluted	63,770	63,709	63,763	63,682

Cash distributions declared per unit (*)	$0.4001	$0.3479	$1.1598	$1.0085

(*)	Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 11.

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of limited partner units)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$1,735	$3,966
Receivables — related party	17,845	17,073
Receivables — third party	6,074	7,028
Other current assets	1,646	2,383
Total Current Assets	27,300	30,450
Property and Equipment (Note 5):
Property and equipment	1,244,472	974,394
Less — accumulated depreciation	100,295	82,619
Property and Equipment — Net	1,144,177	891,775
Other Assets:
Operating lease right-of-use assets (Note 8)	6,281	—
Other assets	3,508	3,203
Total Other Assets	9,789	3,203

TOTAL ASSETS	$1,181,266	$925,428

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Trade accounts payable	$33,414	$9,401
Accrued interest payable	1,237	7,761
Accrued liabilities	64,467	26,757
Due to related party (Note 4)	3,788	4,980
Total Current Liabilities	102,906	48,899
Other Liabilities:
Revolving credit facility (Note 6)	246,000	84,000
Long-term debt (Note 7)	393,925	393,215
Long-term operating lease liabilities (Note 8)	40	—
Total Other Liabilities	639,965	477,215

Total Liabilities	742,871	526,114

Partners’ Capital and Noncontrolling Interest:
Limited partner units (63,735,464 issued and outstanding at September 30, 2019 and 63,639,676 issued and outstanding at December 31, 2018)	357,085	320,543
General partner interest	14,150	10,900
Partners’ capital attributable to CNX Midstream Partners LP	371,235	331,443
Noncontrolling interest	67,160	67,871
Total Partners’ Capital and Noncontrolling Interest	438,395	399,314
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,181,266	$925,428

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2019
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at July 1, 2019	$344,530	$13,050	$357,580	$67,458	$425,038
Net income (loss)	36,860	7,103	43,963	(298)	43,665
Contributions from general partner and noncontrolling interest holders, net	—	1	1	—	1
Quarterly distributions to unitholders	(24,633)	(6,004)	(30,637)	—	(30,637)
Unit-based compensation	328	—	328	—	328
Balance at September 30, 2019	$357,085	$14,150	$371,235	$67,160	$438,395

	Three Months Ended September 30, 2018
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at July 1, 2018	$295,405	$8,893	$304,298	$69,053	$373,351
Net income (loss)	29,942	3,697	33,639	(64)	33,575
Quarterly distributions to unitholders	(21,389)	(2,787)	(24,176)	—	(24,176)
Unit-based compensation	506	—	506	—	506
Vested units withheld for taxes	(1)	—	(1)	—	(1)
Balance at September 30, 2018	$304,463	$9,803	$314,266	$68,989	$383,255

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2018	$320,543	$10,900	$331,443	$67,871	$399,314
Net income (loss)	107,108	18,707	125,815	(711)	125,104
Contributions from general partner and noncontrolling interest holders, net	—	31	31	—	31
Quarterly distributions to unitholders	(71,357)	(15,488)	(86,845)	—	(86,845)
Unit-based compensation	1,481	—	1,481	—	1,481
Vested units withheld for taxes	(690)	—	(690)	—	(690)
Balance at September 30, 2019	$357,085	$14,150	$371,235	$67,160	$438,395

	Nine Months Ended September 30, 2018
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total

Balance at December 31, 2017	$389,427	$4,328	$393,755	$357,356	$751,111
Net income	82,739	8,752	91,491	6,071	97,562
Contributions from (distributions to) general partner and noncontrolling interest holders, net	—	20	20	(3,525)	(3,505)
Quarterly distributions to unitholders	(61,963)	(6,402)	(68,365)	—	(68,365)
Acquisition of Shirley-Penns System	(153,587)	—	(153,587)	(111,413)	(265,000)
HG Energy Transaction	46,420	—	46,420	(179,500)	(133,080)
Noncash contribution of assets held by general partner	—	3,105	3,105	—	3,105
Unit-based compensation	1,775	—	1,775	—	1,775
Vested units withheld for taxes	(348)	—	(348)	—	(348)
Balance at September 30, 2018	$304,463	$9,803	$314,266	$68,989	$383,255

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$125,104	$97,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	19,107	17,729
Unit-based compensation	1,481	1,775
Loss on asset sales and abandonments	7,229	2,501
Other	49	388
Changes in assets and liabilities:
Due to/from affiliate	(1,622)	124
Receivables — third party	954	1,066
Other current and non-current assets	(5,301)	4
Accounts payable and other accrued liabilities	28,679	10,058
Net Cash Provided by Operating Activities	175,680	131,207

Cash Flows from Investing Activities:
Capital expenditures	(251,156)	(85,828)
Proceeds from sale of assets	—	6,462
Net Cash Used in Investing Activities	(251,156)	(79,366)

Cash Flows from Financing Activities:
Contributions from (distributions to) general partner and noncontrolling interest holders, net	31	(3,505)
Vested units withheld for unitholder taxes	(690)	(348)
Quarterly distributions to unitholders	(86,845)	(68,365)
Net payments on unsecured $250.0 million credit facility	—	(149,500)
Net borrowings on secured $600.0 million credit facility	162,000	44,000
Proceeds from issuance of long-term debt, net of discount	—	394,000
Debt issuance costs	(1,251)	(5,367)
Acquisition of Shirley-Penns System	—	(265,000)
Net Cash Provided by (Used in) Financing Activities	73,245	(54,085)

Net Decrease in Cash	(2,231)	(2,244)
Cash at Beginning of Period	3,966	3,194
Cash at End of Period	$1,735	$950

Cash paid during the period for:
Interest	$31,274	$14,652

Noncash investing activities:
Accrued capital expenditures	$41,596	$29,907
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

•
Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, including our five primary midstream systems (the McQuay, Majorsville, Dry Ridge, Mamont and Shirley-Penns Systems), a 20” high-pressure pipeline contributed to us in the CNX Transaction (discussed below) and related assets.

•
Our Additional Systems, in which the Partnership owns a 5% controlling interest, include several gathering systems throughout our dedicated acreage. Revenues from our Additional Systems are currently derived primarily from the Pittsburgh Airport area, which is within the wet gas region of our dedicated acreage. Currently, the substantial majority of capital investment in these systems would be funded directly by CNX Resources in proportion to CNX Gathering’s 95% retained ownership interest.

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
Following the CNX Transaction and HG Energy Transaction, the aggregate number of Anchor Systems well commitments to the Partnership, five years from the date of the transaction, increased from 140 wells to 192 wells.
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
On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which the Additional Systems transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in the Additional Systems. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System to the Partnership for $265.0 million, and it now resides in the Anchor Systems (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”). See Note 7–Long-Term Debt for additional information.
Following the Shirley-Penns Acquisition, the Partnership owns a 100% controlling interest in the Shirley-Penns System. The Additional Systems continue to include several other gathering systems in which the Partnership owns a 5% controlling interest.
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
The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2018 included in CNX Midstream Partners LP’s (the “Partnership”, or “we”, “us”, or “our”) Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 7, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems, and Additional Systems in the applicable periods presented within this Quarterly Report on Form 10-Q. Although the Partnership has less than a 100% economic interest in the Additional Systems and, for the period prior to May 3, 2018, had less than a 100% economic interest in the Growth Systems, each has been consolidated fully with the results of the Partnership in the applicable periods. After adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflect only that portion of net income that is attributable to the Partnership’s unitholders. For example, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Shirley-Penns Systems for the period subsequent to the closing date of the Shirley-Penns Acquisition.
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
Revenues from contracts with customers
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally, this occurs on a daily basis as we gather natural gas at the wellhead. Revenue is measured as the amount of consideration we expect to receive in exchange for providing the natural gas gathering services.
Nature of performance obligations
At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promised service that is distinct. To identify the performance obligations, we consider all of the services promised in the contract, regardless of whether they are explicitly stated or are implied by customary business practices.
Our revenue is generated from natural gas gathering activities. The gas gathering services are interruptible in nature and include charges for the volume of gas actually gathered and do not guarantee access to the system. Volumetric-based fees relate to actual volumes gathered. In general, the interruptible gathering of each unit one million British Thermal Units (MMBtu) of natural gas represents a separate performance obligation. Payment terms for these contracts require payment within 25 days of the end of the calendar month in which the hydrocarbons are gathered.
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
For revenue associated with the Shirley-Penns System, for which we have remaining contractual performance obligations, the aggregate amount of the transaction price allocated to those remaining performance obligations was $375.6 million at September 30, 2019. See Note 4–Related Party Transactions for a detailed breakout of the minimum revenue by year. The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of September 30, 2019, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the three and nine months ended September 30, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Disaggregation of revenue
See Note 9–Segment Information for additional information.
Contract balances
We invoice customers once our performance obligations have been satisfied, at which point payment becomes unconditional. Accordingly, our contracts with customers do not give rise to contract assets or liabilities under the new revenue standard. We also have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.
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
There were no reserves for uncollectable amounts at September 30, 2019 or December 31, 2018.
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
The carrying values on our balance sheets of our current assets, current liabilities and revolving credit facility approximate fair values due to their short maturities. We estimate the fair value of our long-term debt, which is not actively traded, using an income approach model that utilizes a discount rate based on market rates for other debt with similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $390.8 million on September 30, 2019.
Property and Equipment
Property and equipment is recorded at cost upon acquisition and is depreciated on a straight-line basis over the assets’ estimated useful lives or over the lease terms of the assets. Expenditures which extend the useful lives of existing property and equipment are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized.
The Partnership evaluates whether long-lived assets have been impaired during any given quarter and has processes in place to ensure that we become aware of such indicators. Impairment indicators may include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, and increases in construction or operating costs. For such long-lived assets, impairment exists when the carrying amount of an asset or group of assets exceeds our estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or group of assets. If the carrying amount of the long-lived asset(s) is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss would be measured as the excess of the asset’s carrying amount over its estimated fair value. In the event that impairment indicators exist, we conduct an impairment test.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of September 30, 2019 and December 31, 2018, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at September 30, 2019 or December 31, 2018.
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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 24,460 and 33,178 phantom units that were not included in the calculation for the three and nine months ended September 30, 2019, respectively, because the effect would have been antidilutive. There were also 2,865 and 29,356 phantom units that were not included in the calculation for the three and nine months ended September 30, 2018, respectively, because the effect would have been antidilutive.
Recent Accounting Pronouncements
In May 2019, the FASB issued ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326), which provides optional targeted transition relief to entities adopting ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2019-05 provides the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. The amendments in this ASU will be applied using the modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Partnership's financial statements.
NOTE 3 — CASH DISTRIBUTIONS
Our partnership agreement requires that we distribute all of our Available Cash from Operating Surplus, as those terms are defined in the partnership agreement, within 45 days after the end of each quarter to unitholders of record on the applicable record date, in accordance with the terms below.
Allocations of Available Cash from Operating Surplus and Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner, as holder of our IDRs and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” IDRs represent the right to receive an increasing percentage, up to a maximum of 48% (which does not include the 2% general partner interest), of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described in the table below have been achieved. All of the IDRs are currently held by our general partner, which may transfer its IDRs separately from its general partner interest.
The information set forth below for our general partner includes its 2% general partner interest and assumes that our general partner has contributed any additional capital necessary to maintain its 2% general partner interest, our general partner has not transferred its IDRs and there are no arrearages on common units. In addition, the information below for common unitholders is also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

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
Cash Distributions
The Board of Directors declared the following cash distributions to the Partnership’s common unitholders and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Quarterly Distribution Per Unit	Total Cash Distribution	Date of Distribution
March 31, 2018	$0.3245	$22,700	May 15, 2018
June 30, 2018	$0.3361	$24,176	August 14, 2018
September 30, 2018	$0.3479	$25,678	November 13, 2018
December 31, 2018	$0.3603	$27,268	February 13, 2019

March 31, 2019	$0.3732	$28,940	May 14, 2019
June 30, 2019	$0.3865	$30,637	August 14, 2019

See Note 11–Subsequent Events for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended September 30, 2019.
NOTE 4 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, we engage in related party transactions with CNX Resources (and certain of its subsidiaries) and CNX Gathering, which include the fees we charge and revenues we receive under a fixed fee gathering agreement (including fees associated with electrically-powered compression that CNX Resources reimburses to us) and our reimbursement of certain expenses to CNX Resources under several agreements, discussed below. In addition, we may waive or modify certain terms under these arrangements in the ordinary course of business, including the provisions of the fixed fee gathering agreement, when we determine it is in the best interests of the Partnership to do so. Any such transactions are reviewed by the Board of Directors, as deemed necessary, with oversight by our conflicts committee.
During the nine months ended September 30, 2018, the Partnership closed on the Shirley-Penns Acquisition for $265.0 million in cash consideration. See Note 1–Description of Business for additional information.
Operating expense – related party consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Operational services	$3,850	$3,266	$11,334	$9,358
Electrical compression	2,255	1,865	6,833	5,287
Total Operating Expense — Related Party	$6,105	$5,131	$18,167	$14,645

Related party payables consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Expense reimbursements	$1,232	$1,143
Capital expenditures reimbursements	—	182
General and administrative services	2,556	3,655
Total Accounts Payable — Related Party	$3,788	$4,980

Operational Services Agreement
Upon the closing of the initial public offering of our common units (our “IPO”), we entered into an operational services agreement with CNX Resources, which was amended and restated on December 1, 2016. Under the agreement, CNX Resources provides certain operational services to us in support of our gathering pipelines and dehydration, treating and compressor stations and facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and CNX Resources may mutually agree upon from time to time. CNX Resources prepares and submits for our approval a maintenance, operating and capital budget on an annual basis. CNX Resources submits actual expenditures for reimbursement on a monthly basis, and we reimburse CNX Resources for any direct third-party costs incurred by CNX Resources in providing these services.
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
Each of the foregoing fees escalates by 2.5% on January 1 each year through the end of the initial term. Commencing on January 1, 2035, and as of January 1 thereafter, each of the applicable fees will be adjusted pursuant to the percentage change in CPI-U, but such fees will never escalate or decrease by more than 3% per year.
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
On March 16, 2018, in connection with the Shirley-Penns Acquisition, we entered into the First Amendment to the Second Amended and Restated GGA, which added the MVC on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the GGA for all natural gas we gather up to a specified amount per day through December 31, 2031. We will recognize minimum revenue on volumes throughout the term of the GGA, as set forth below:

(in millions)	Minimum Revenue per MVC
Remainder of year ending December 31, 2019*	$—
Year ending December 31, 2020	31.0
Year ending December 31, 2021	40.7
Year ending December 31, 2022	47.7
Year ending December 31, 2023	42.8
Remainder of term	213.4
Total minimum revenue to be recognized pursuant to Shirley-Penns MVC	$375.6

*For 2019, the minimum revenue per the MVC has been met.
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
On May 2, 2018, we completed the CNX Transaction, pursuant to which we entered into the Second Amendment to the Second Amended and Restated GGA, which committed CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems by the end of 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:
•July 1, 2018 to December 31, 2020 - 15 wells (As of September 30, 2019, CNX Gas has exceeded the minimum well commitment)
•January 1, 2021 to December 31, 2023 - 25 wells (deficiency payment of $2.8 million per well)
CNX Gas provides us with quarterly updates on its drilling and development operations, which include detailed descriptions of the drilling plans, production details and well locations for periods that range from up to 24-48 months, as well as more general development plans that may extend as far as ten years. In addition, we regularly meet with CNX Gas to discuss our current plans to timely construct the necessary facilities to be able to provide midstream services to them on our dedicated acreage. In the event that we do not perform our obligations under a gathering agreement, CNX Gas will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication and indemnification from us.

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
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018	Estimated Useful Lives in Years
Land	$77,846	$67,624	N/A
Gathering equipment	680,808	605,722	25 — 40
Compression equipment	255,992	199,728	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	198,847	70,341	N/A
Total Property and Equipment	$1,244,472	$974,394

Less: Accumulated depreciation
Gathering equipment	$71,287	$58,561
Compression equipment	22,429	18,099
Processing equipment	6,579	5,959
Total Accumulated Depreciation	$100,295	$82,619

Property and Equipment — Net	$1,144,177	$891,775

The Partnership capitalized approximately $1.6 million and $3.7 million of interest related to assets under construction during the three and nine months ended September 30, 2019. No interest was capitalized in the corresponding 2018 period.
During the nine months ended September 30, 2019, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems, incurring a loss of $7.2 million.
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
The Partnership was in compliance with all financial covenants at September 30, 2019.
On September 30, 2019, the outstanding balance on the revolving credit facility was $246.0 million at an interest rate of 3.52%. The Partnership had the maximum amount of remaining revolving credit available for borrowing at September 30, 2019, or $354.0 million.
At December 31, 2018, the outstanding balance on the revolving credit facility was $84.0 million at an interest rate of 4.21%.
NOTE 7 — LONG-TERM DEBT
On March 16, 2018, the Partnership, together with its wholly owned subsidiary CNX Midstream Finance Corp (“Finance Corp”) and (collectively, the “Issuers”), completed a private offering of the Senior Notes, with related guarantees (the “Guarantees”) and received net proceeds of approximately $394.0 million, after deducting the initial purchasers’ discount. In connection with the issuance of the Senior Notes, the Partnership capitalized related offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Net proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our prior $250.0 million unsecured revolving credit facility. The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. There are no principal payment requirements on the Senior Notes prior to maturity.
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

The Partnership’s long-term debt consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Senior Notes due March 2026 at 6.5%	$400,000	$400,000
Less: Unamortized debt issuance costs	1,262	1,410
Less: Unamortized bond discount	4,813	5,375
Total Long-Term Debt	$393,925	$393,215

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
The Partnership’s non-cancelable operating leases, the longest of which run through December 31, 2020, consist primarily of compression equipment. As of September 30, 2019, right-of-use (“ROU”) assets recorded under operating leases were $10.9 million (which includes $0.5 million of prepaid assets); accumulated amortization associated with those leases was $4.6 million. Corresponding lease liabilities associated with obligations on our ROU assets were $5.7 million, which were calculated using a weighted average incremental borrowing rate of 4.8% as of September 30, 2019. Cash paid for amounts included in the measurement of lease liabilities was $5.6 million in operating cash flows from operating leases for the nine months ended September 30, 2019.
Maturities of operating lease liabilities are as follows:

(in thousands)	Twelve months ended September 30,
October 1, 2019 - September 30, 2020	$5,732
October 1, 2020 - September 30, 2021	36
Total lease payments	5,768
Less: imputed interest	115
Present value of operating lease liabilities	$5,653

Total operating lease expense, which includes short-term leases, was $2.0 million and $1.8 million for the three months ended September 30, 2019 and 2018 and $6.1 million and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively. These expenses are included within operating expense - third party in our consolidated statements of operations.
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
Segment results for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Gathering Revenue:
Anchor Systems	$72,329	$58,457	$218,798	$171,231
Growth Systems	—	—	—	2,572
Additional Systems	1,647	2,511	5,498	12,048
Total Gathering Revenue	$73,976	$60,968	$224,296	$185,851

Net Income (Loss):
Anchor Systems	$43,978	$33,643	$125,852	$96,777
Growth Systems	—	—	—	379
Additional Systems	(313)	(68)	(748)	406
Total Net Income	$43,665	$33,575	$125,104	$97,562

Depreciation Expense:
Anchor Systems	$5,770	$4,889	$16,450	$14,092
Growth Systems	—	—	—	748
Additional Systems	414	417	1,244	1,765
Total Depreciation Expense	$6,184	$5,306	$17,694	$16,605

Capital Expenditures for Segment Assets:
Anchor Systems	$63,616	$42,247	$242,737	$80,537
Growth Systems	—	—	—	120
Additional Systems	4,673	1,994	8,419	5,171
Total Capital Expenditures	$68,289	$44,241	$251,156	$85,828

Segment assets as of the dates presented were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Segment Assets
Anchor Systems	$1,074,952	$832,885
Additional Systems	106,314	92,543
Total Segment Assets	$1,181,266	$925,428

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
The following table presents phantom unit activity during the nine months ended September 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2018	178,629	$18.35
Granted	153,710	15.86
Vested	(137,179)	17.53
Forfeited	(23,819)	17.44
Total awarded and unvested at September 30, 2019	171,341	$16.90

The Partnership accounts for phantom units as equity awards and records compensation expense on a straight-line basis over the vesting period based on the fair value of the awards on their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.3 million and $0.5 million of compensation expense related to phantom units for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively, which was included in general and administrative expense - related party in the consolidated statements of operations.
At September 30, 2019, the unrecognized compensation related to all outstanding awards was $1.8 million, which we expect to recognize through 2021.
NOTE 11 — SUBSEQUENT EVENTS
On October 16, 2019, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the third quarter of 2019 of $0.4001 per common unit. The cash distribution will be paid on November 12, 2019 to unitholders of record at the close of business on November 5, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CNX Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “forward-looking statements” below and those discussed in the section entitled “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports on Form 10-Q, filed subsequent to that Annual Report on Form 10-K. In this Item 2, all references to “we,” us,” “our,” the “Partnership,” “CNXM,” or similar terms refer to CNX Midstream Partners LP and its subsidiaries.
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
Our gas gathering agreements (“GGAs”) with CNX Gas and certain third party shippers include acreage dedications of approximately 368,000 aggregate net acres, subject to the release provisions set forth therein.
Third Quarter and Year to Date Financial Highlights
The Partnership continued its solid financial performance during the three and nine months ended September 30, 2019. Comparative results net to the Partnership, with the exception of operating cash flows, which is presented on a gross consolidated basis, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$44.0	$33.6	$125.8	$91.5
Net cash provided by operating activities	$51.0	$35.7	$175.7	$131.2
Adjusted EBITDA (non-GAAP)	$56.5	$45.0	$170.3	$121.2
Distributable cash flow (non-GAAP)	$43.6	$35.0	$133.5	$95.8
For a discussion of why the above non-GAAP metrics are viewed as important by management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Non-GAAP Financial Measures” on page 28.
Quarterly Cash Distribution
The Partnership declared a cash distribution to its unitholders of $0.4001 per unit on October 16, 2019, which represents a 3.5% increase from the second quarter 2019 distribution of $0.3865 per unit and a 15.0% increase from the third quarter 2018 distribution of $0.3479 per unit. This marks the 18th consecutive quarterly distribution increase at our targeted 15% annual growth rate.

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
On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which DevCo III LP transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in DevCo III LP. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System to DevCo I LP (which we refer to as the “Anchor Systems”) in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). Accordingly our results of operations, net to the Partnership, include 100% of the Shirley-Penns System beginning on March 16, 2018, but for the period from January 1, 2018 through March 15, 2018, net to the Partnership, include only 5% of the earnings of the Shirley-Penns System.
On May 2, 2018, we completed strategic transactions with our Sponsor and HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which we amended our GGAs with each of CNX Gas and HG Energy (collectively the “CNX Transaction and HG Energy Transaction”) and among other things, distributed our 5% controlling interest in the midstream assets of the Growth Systems, which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and the Moundsville midstream assets located within the Additional Systems, to affiliates of our Sponsor. Our Sponsor subsequently transferred these assets to HG Energy. Following the CNX Transaction and HG Energy Transaction, the Partnership has no remaining interest in the Growth Systems or in the Moundsville area of the Additional Systems. Total revenues associated with the Growth Systems and the Moundsville area were approximately $6.6 million for period January 1, 2018 through the date of the CNX Transaction and HG Energy Transaction, of which $1.6 million related to the period April 1, 2018 through the date of the CNX Transaction and HG Energy Transaction. See Note 1–Description of Business in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information.

Results of Operations
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	Change ($)	Change (%)
(in thousands)
Revenue
Gathering revenue — related party	$55,453	$41,022	$14,431	35.2%
Gathering revenue — third party	18,523	19,946	(1,423)	(7.1)%
Total Revenue	73,976	60,968	13,008	21.3%
Expenses
Operating expense — related party	6,105	5,131	974	19.0%
Operating expense — third party	5,612	4,870	742	15.2%
General and administrative expense — related party	3,573	3,060	513	16.8%
General and administrative expense — third party	1,236	1,771	(535)	(30.2)%
Depreciation expense	6,184	5,306	878	16.5%
Interest expense	7,601	7,255	346	4.8%
Total Expense	30,311	27,393	2,918	10.7%
Net Income	$43,665	$33,575	$10,090	30.1%
Less: Net (loss) income attributable to noncontrolling interest	(298)	(64)	(234)	365.6%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$43,963	$33,639	$10,324	30.7%

Operating Statistics - Gathered Volumes for the Three Months Ended September 30, 2019

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [1]	848	—	3	851
Wet Gas (BBtu/d) [1]	630	—	55	685
Other (BBtu/d) [2]	273	—	—	273
Total Gathered Volumes	1,751	—	58	1,809

Operating Statistics - Gathered Volumes for the Three Months Ended September 30, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [1]	689	—	3	692
Wet Gas (BBtu/d) [1]	536	—	87	623
Other (BBtu/d) [2]	85	—	—	85
Total Gathered Volumes	1,310	—	90	1,400

1 (One billion British Thermal Units per day - BBtu/d) Classification as dry or wet is primarily based upon system area. In certain situations, we may elect to allow customers to access alternate delivery points within our system, which would be a negotiated change addressed on a case-by-case basis.
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
Total revenue increased 21.3% to approximately $74.0 million for the three months ended September 30, 2019 compared to approximately $61.0 million for the three months ended September 30, 2018, which was primarily due to a 16.8% increase in gathered volumes of dry gas and wet gas in the current quarter compared to the prior year quarter. Significantly contributing to the volume increase was a 159 BBtu/d increase in dry gas gathered in the current quarter compared to the prior year quarter, due primarily to significant well turn-in-line activity since September 30, 2018.
In addition, there was a 188 BBtu/d increase in other volumes quarter over quarter, due primarily to activity under short-haul gathering contracts, which began late in the three months ended September 30, 2018. Volumes gathered under short-haul gathering contracts do not have as significant an impact on revenues as volumes gathered at our standard dry or wet gas rates.
Operating Expense
Total operating expenses were approximately $11.7 million in the three months ended September 30, 2019 compared to approximately $10.0 million in the three months ended September 30, 2018. Included in total operating expense was electrically-powered compression expense of $3.8 million for the three months ended September 30, 2019 compared to $3.6 million for the three months ended September 30, 2018, which was reimbursed by our customers pursuant to our GGAs. After adjusting for the electrically-powered compression expense reimbursement, operating expenses increased 23.4% in the current quarter compared to the prior year quarter, primarily due to the commencement of operations at our Dry Ridge System as well as the expansion of other existing facilities since the prior year quarter. In addition, we incurred charges related to slip repairs and mine subsidence mitigation that occurred during the third quarter of 2019.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $4.8 million for both the three months ended September 30, 2019 and 2018. For the three months ended September 30, 2019, the Partnership incurred increased related party fees pursuant to our Omnibus Agreement with our Sponsor. The increase was offset, in-part by a decrease in legal and other professional fees due to the prior year period containing additional fees related to the various transactions that occurred (see Note 1-Description of Business, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q).
Depreciation Expense
We depreciate our property and equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $6.2 million in the three months ended September 30, 2019 compared to approximately $5.3 million in the three months ended September 30, 2018. The increase was the result of additional assets placed into service over time.
Interest Expense
Interest expense is comprised of interest on our 6.5% senior notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $7.6 million for the three months ended September 30, 2019 compared to approximately $7.3 million for the three months ended September 30, 2018. The increase in interest expense was primarily due to higher interest expense incurred on increased borrowings on our credit facility, which were necessary to support our 2019 capital program, partially offset by interest that has been capitalized on qualifying capital projects.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)
	($ in thousands)
Revenue
Gathering revenue — related party	$168,434	$116,328	$52,106	44.8%
Gathering revenue — third party	55,862	69,523	(13,661)	(19.6)%
Total Revenue	224,296	185,851	38,445	20.7%
Expenses
Operating expense — related party	18,167	14,645	3,522	24.0%
Operating expense — third party	17,774	20,744	(2,970)	(14.3)%
General and administrative expense — related party	11,567	10,292	1,275	12.4%
General and administrative expense — third party	4,136	6,639	(2,503)	(37.7)%
Loss on asset sales and abandonments	7,229	2,501	4,728	189.0%
Depreciation expense	17,694	16,605	1,089	6.6%
Interest expense	22,625	16,863	5,762	34.2%
Total Expense	99,192	88,289	10,903	12.3%
Net Income	$125,104	$97,562	$27,542	28.2%
Less: Net (loss) income attributable to noncontrolling interest	(711)	6,071	(6,782)	(111.7)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$125,815	$91,491	$34,324	37.5%

Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2019

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	851	—	3	854
Wet Gas (BBtu/d) [2]	643	—	62	705
Other (BBtu/d) [3]	196	—	—	196
Total Gathered Volumes [1]	1,690	—	65	1,755

Operating Statistics - Gathered Volumes for the Nine Months Ended September 30, 2018

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	664	20	11	695
Wet Gas (BBtu/d) [2]	538	2	122	662
Other (BBtu/d) [3]	31	—	9	40
Total Gathered Volumes [1]	1,233	22	142	1,397

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
Total revenue increased approximately 20.7% to $224.3 million for the nine months ended September 30, 2019 compared to $185.9 million for the nine months ended September 30, 2018, which was primarily due to a 14.9% increase in gathered volumes of both wet and dry gas in the current year period compared to the prior year period. Significantly contributing to the volume increase was a 159 BBtu/d increase in dry gas gathered in the current year period compared to the prior year period, due primarily to significant well turn-in-line activity since September 30, 2018.
In addition, there was a 156 BBtu/d increase in other volumes gathered period over period, due primarily to activity under short-haul gathering contracts, which began late in the nine months ended September 30, 2018. Volumes gathered under short-haul gathering contracts do not have as significant an impact on revenues as volumes gathered at our standard dry or wet gas rates.
Operating Expense
Total operating expenses were approximately $35.9 million for the nine months ended September 30, 2019 compared to approximately $35.4 million for the nine months ended September 30, 2018. Included in total operating expense was electrically-powered compression expense of $11.5 million for the nine months ended September 30, 2019 compared to $11.6 million for the nine months ended September 30, 2018, which was reimbursed by our customers pursuant to our gas gathering agreements. Although total volumes gathered increased 25.6%, operating expenses only increased by approximately 2.6% after adjusting for the electrically-powered compression expense reimbursement in the nine months ended September 30, 2019 when compared to the prior period. This was primarily due to continued adherence to cost control measures implemented by our operations team over the past few years.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $15.7 million for the nine months ended September 30, 2019 compared to approximately $16.9 million for the nine months ended September 30, 2018. The comparative decrease was primarily due to a reduction in employee related expenses and transaction costs that were incurred in the prior year period. The transaction costs were associated with the Shirley Penns Acquisition, CNX Transaction and HG Energy Transaction (see Note 1–Description of Business, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q), partially offset by an increase in the related party fees we incurred pursuant to our Omnibus Agreement with our Sponsor.
Loss on asset sales and abandonments
During the nine months ended September 30, 2019, due in part to changes in customer drilling plan timing and ongoing assessments of projects that generate the highest returns on invested capital, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems. After evaluating the amount of project spending that could be repurposed to other ongoing projects, management determined that the loss on abandoning the project was $7.2 million.
During the nine month period ended September 30, 2018, the Partnership sold property and equipment with a carrying value of $8.6 million to an unrelated third party for $5.8 million in cash proceeds. The sale of these midstream assets resulted in a loss of $2.8 million. The assets that were sold were previously within the Additional Systems; accordingly, the net impact to earnings attributable to general and limited partners’ ownership interests in the Partnership was approximately a loss of $0.1 million.
Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $17.7 million for the nine months ended September 30, 2019 compared to approximately $16.6 million for the nine months ended September 30, 2018. The increase was the result of additional assets placed into service over time.
Interest Expense
Interest expense is comprised of interest on our 6.5% senior notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $22.6 million in the nine months ended September 30, 2019 compared to approximately $16.9 million for the nine months ended September 30, 2018. The increase in interest expense was primarily due to higher interest expense incurred on increased borrowings on our credit facility, which were necessary to support our 2019 capital program, partially offset by interest that has been capitalized on qualifying capital projects.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net Income	$43,665	$33,575	$125,104	$97,562
Depreciation expense	6,184	5,306	17,694	16,605
Interest expense	7,601	7,255	22,625	16,863
EBITDA	57,450	46,136	165,423	131,030
Non-cash unit-based compensation expense	328	506	1,481	1,775
Loss on asset sales and abandonments	—	—	7,229	2,501
Adjusted EBITDA	57,778	46,642	174,133	135,306
Less:
Net (loss) income attributable to noncontrolling interest	(298)	(64)	(711)	6,071
Depreciation expense attributable to noncontrolling interest	392	396	1,181	2,735
Other expenses attributable to noncontrolling interest	1,152	1,280	3,370	2,940
Loss on asset sales attributable to noncontrolling interest	—	—	—	2,375
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$56,532	$45,030	$170,293	$121,185
Less: cash interest expense, net to the Partnership	7,528	5,593	21,414	13,181
Less: maintenance capital expenditures, net to the Partnership	5,388	4,449	15,391	12,157
Distributable Cash Flow	$43,616	$34,988	$133,488	$95,847

Net Cash Provided by Operating Activities	$51,014	$35,666	$175,680	$131,207
Interest expense	7,601	7,255	22,625	16,863
Loss on asset sales and abandonments	—	—	7,229	2,501
Other, including changes in working capital	(837)	3,721	(31,401)	(15,265)
Adjusted EBITDA	57,778	46,642	174,133	135,306
Less:
Net (loss) income attributable to noncontrolling interest	(298)	(64)	(711)	6,071
Depreciation expense attributable to noncontrolling interest	392	396	1,181	2,735
Other expenses attributable to noncontrolling interest	1,152	1,280	3,370	2,940
Loss on asset sales attributable to noncontrolling interest	—	—	—	2,375
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$56,532	$45,030	$170,293	$121,185
Less: cash interest expense, net to the Partnership	7,528	5,593	21,414	13,181
Less: maintenance capital expenditures, net to the Partnership	5,388	4,449	15,391	12,157
Distributable Cash Flow	$43,616	$34,988	$133,488	$95,847
Distributable cash flow is a non-GAAP measure that is net to the Partnership. The $8.6 million and $37.6 million increases in distributable cash flow in the three and nine months ended September 30, 2019, respectively, compared to the 2018 periods were primarily attributable to an increase in volumes gathered under our fixed-fee gathering agreement with our Sponsor due to significant well turn-in-line activity over the last 12 months, coupled with continued adherence to cost control measures implemented by our operations team over the past few years.

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
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2019	2018	Change
Net cash provided by operating activities	$175.7	$131.2	$44.5
Net cash used in investing activities	$(251.2)	$(79.4)	$(171.8)
Net cash provided by (used in) financing activities	$73.2	$(54.1)	$127.3
Net cash provided by operating activities increased approximately $44.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, which closely approximates the $38.8 million increase in consolidated earnings before interest, loss on asset sales and abandonment, and depreciation in the current year period compared to the prior year period. The remainder of the increase was the result of working capital adjustments.
Net cash used in investing activities increased significantly compared to the prior year period due to an increase in capital spending requirements to support expected Sponsor drilling activity on our acreage in 2019 and beyond.
Net cash provided by financing activities in the current year period increased compared to the prior year period due to additional borrowings required to support the higher capital spending program (investing activities). The increase was partially offset by the 15% growth in our distribution payments, which were $86.8 million in the current year compared to $68.4 million in the prior year.

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
Borrowings under the amended revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or

•	the LIBOR rate plus a margin ranging from 1.50% to 2.50%.
We incurred interest expense of $5.3 million on our revolving credit facility (not including amortization of revolver fees) during the nine months ended September 30, 2019. At September 30, 2019, the outstanding balance on our revolving credit facility was $246.0 million, and we had the maximum remaining amount of revolving credit, or $354.0 million, available for borrowing.
For additional information on our revolving credit facility, including details relating to the amendment that was completed in April 2019, see Note 6–Revolving Credit Facility in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
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
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually, in arrears, on March 15 and September 15. We incurred interest expense of $19.5 million (not including amortization of capitalized bond issue costs) on the Senior Notes during the nine months ended September 30, 2019. For additional information regarding our Senior Notes, see Note 7–Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
Capital Expenditures
The midstream energy business is capital intensive and requires maintenance of existing gathering systems and other midstream assets and facilities, as well as the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our partnership agreement requires that we categorize our capital expenditures as either:

•
Maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long-term, our operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital to the extent such capital expenditures are necessary to maintain, over the long-term, our operating capacity, operating income or revenue; or

•
Expansion capital expenditures, which are cash expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput. Examples of expansion capital expenditures include the construction, development or acquisition of additional gathering pipelines and compressor stations, in each case to the extent such capital expenditures are expected to expand our operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system throughput or capacity, the associated capital expenditures may also be considered expansion capital expenditures.

Capital Expenditures for the Nine Months Ended September 30, 2019

	Anchor	Additional	Total
Capital Investment
Maintenance capital	$15,350	$810	$16,160
Expansion capital	227,387	7,609	234,996
Total Capital Investment	$242,737	$8,419	$251,156

Capital Investment Net to the Partnership
Maintenance capital	$15,350	$41	$15,391
Expansion capital	227,387	380	227,767
Total Capital Investment Net to the Partnership	$242,737	$421	$243,158
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
Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.3 million per year, based on the general partner interest and the number of common units outstanding as of September 30, 2019. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.

On October 16, 2019, the board of directors of our general partner declared a cash distribution to our unitholders of $0.4001 per common unit with respect to three months ended September 30, 2019. The cash distribution will be paid on November 12, 2019 to unitholders of record as of the close of business on November 5, 2019.
For additional information on our cash distribution policy, see Note 3–Cash Distributions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
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
Contractual Obligations
For a discussion of amounts outstanding under our revolving credit facility, see Note 6–Revolving Credit Facility, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
For a discussion of total long-term debt outstanding under our Senior Notes, see Note 7–Long-Term Debt, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
For a discussion of our operating lease obligations, see Note 8–Commitments and Contingencies, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
Critical Accounting Policies
For a description of the Partnership’s accounting policies and any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, see Note 2–Significant Accounting Policies, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q. The application of the Partnership’s accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. If applicable, management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
As of September 30, 2019, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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

•
the effects of changes in market prices of natural gas, natural gas liquids (NGLs) and crude oil on our customers’ drilling and development plans on our dedicated acreage and the volumes of natural gas and condensate that are produced on our dedicated acreage;

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
Commodity Price Risk
We generate substantially all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes of natural gas and condensate that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks through our customers, who may reduce or shut-in production during periods of depressed commodity prices. We have been able to mitigate this exposure to a limited extent through the use of minimum volume commitments and minimum well commitments in our gas gathering agreements with our customers. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate terms with third parties may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGLs and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $600.0 million secured revolving credit facility and pay interest at a variable rate. Assuming the September 30, 2019 outstanding balance on our revolving credit facility of $246.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $2.5 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Credit Risk
We are subject to credit risk due to the concentration of receivables from our most significant customer, our Sponsor, for gas gathering services. We generally do not require our customers to post collateral. We maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of our general partner, including the principal executive officer and principal financial officer, we evaluated the effectiveness of the Partnership’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, including the principal executive officer and principal financial officer of our general partner, have concluded that the Partnership’s disclosure controls and procedures are effective as of September 30, 2019 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The first paragraph of Note 8–Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The Partnership is subject to certain risks and hazards due to the nature of the business activities it conducts. For a discussion of these risks, see “Item 1A. Risk Factors” in the Partnership’s 2018 Annual Report on Form 10-K as filed with the SEC on February 7, 2019 ("2018 Form 10-K"). The risks described in the 2018 Form 10-K could materially and adversely affect the Partnership's business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in the 2018 Form 10-K. The Partnership may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect the Partnership's business, financial condition, cash flows, and results of operations.

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
† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on October 29, 2019 on its behalf by the undersigned thereunto duly authorized.

CNX MIDSTREAM PARTNERS LP
By:	CNX MIDSTREAM GP, LLC, its general partner

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)