Form 10-K
period 2019-12-31
CNX Midstream Partners LP
filed 2020-02-10
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
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

The aggregate market value of common units held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $589.4 million. This is based on the closing price of common units on the New York Stock Exchange on such date.

As of January 29, 2020, CNX Midstream Partners LP had 89,736,622 common units outstanding.

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

•
because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase natural gas and condensate throughput volumes on our midstream systems, which depends on the level of development and completion activity on acreage dedicated to us;

•	changes in our customers’ drilling and development plans in the Marcellus Shale and Utica Shale, and our customers’ ability to meet such plans;

•	our ability to maintain or increase volumes of natural gas and condensate on our midstream systems;

•
the demand for natural gas and condensate gathering services, changes in general economic condition, and competitive conditions in our industry, including competition from the same and alternative energy sources;

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

Unless otherwise indicated, references in this Annual Report on Form 10-K to “we,” “our,” or “us” or like terms, when referring to periods prior to September 30, 2014, refer to CNX Gathering LLC (“CNX Gathering”) our predecessor for accounting purposes. References to “CNXM,” the “Partnership,” “we,” “our,” “us” or similar expressions, when referring to periods since September 30, 2014, refer to CNX Midstream Partners LP, including its consolidated subsidiaries.

Overview
CNX Midstream Partners LP (NYSE: CNXM) is a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of midstream energy infrastructure in the Appalachian Basin. We currently provide midstream services to our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia under long-term, fixed-fee contracts. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), a wholly-owned subsidiary of CNX Gathering. CNX Gathering is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX Resources”).
We were formed in May 2014 as a joint venture between CNX Resources and Noble Energy, Inc. (NYSE: NBL) (“Noble Energy”). On January 3, 2018, CNX Gas Company LLC (“CNX Gas”), an indirect wholly-owned subsidiary of CNX Resources, acquired from NBL Midstream, LLC (“NBL Midstream”), a wholly owned subsidiary of Noble Energy, NBL Midstream’s 50% interest in CNX Gathering. CNX Resources became our sole sponsor as a result of this transaction, and we refer to CNX Resources as our “Sponsor” throughout this Annual Report on Form 10-K. See “Developments and Highlights—CNX Resources Acquisition of General Partner” for more information related to CNX Gas’ acquisition of NBL Midstream’s indirect interest in our general partner.
We generate substantially all of our revenues under long-term, fixed-fee gathering agreements with each of CNX Resources and HG Energy II Appalachia, LLC (“HG Energy”) that are intended to mitigate our direct commodity price exposure and enhance the stability of our cash flows. The gathering agreements currently include acreage dedications of approximately 363,000 aggregate net acres, comprised of approximately 262,000 Marcellus acres and approximately 101,000 Utica acres, subject to the release provisions set forth in our gas gathering agreements. Although CNX Resources and HG Energy currently account for substantially all of our revenues, we intend to supplement our profitability and future growth by pursuing opportunities to perform gathering services for other unrelated third parties in the future. In addition, we also consider accretive acquisitions, which may include drop downs of additional interests in our existing consolidated assets.
Since our IPO in September 2014, a substantial number of wells have been turned in line in our dedication area, which contributed to our largest gross average combined throughput level of approximately 1,821 BBtu/d for the year ended December 31, 2019 (1,606 BBtu/d excluding third-party volumes under short-haul agreements). See “Our Acreage Dedication and Right of First Offer” for a more detailed explanation.
The following charts illustrate our throughput trends and well turn-in-line activity on our dedicated acreage for the periods indicated:
(1) Represents average daily combined throughput for the periods presented, excluding third-party volumes under high-pressure short-haul agreements.
(2) Represents total gross wells turned in line on our dedicated acreage in the periods presented.

Developments and Highlights
Incentive Distribution Rights Elimination Transaction

On January 29, 2020, CNX and CNXM entered into and closed definitive agreements to eliminate CNXM’s incentive distribution rights (“IDRs”) held by its general partner and to convert the 2.0% general partner interest in CNXM into a non-economic general partnership interest (collectively, the "IDR Elimination Transaction").

Pursuant to the IDR Elimination Transaction agreements, CNX will receive the following consideration in exchange for the IDRs and the 2% general partner interest:

•	26 million CNXM common units;

•
3 million new CNXM Class B units. The newly issued Class B units will not receive or accrue distributions until January 1, 2022, at which time they will automatically convert into CNXM common units on a one-for-one basis; and

•	$135.0 million, to be paid in three installments of $50.0 million due December 31, 2020, $50.0 million due December 31, 2021 and $35.0 million due December 31, 2022.

As a result of the IDR Elimination Transaction, CNX now owns 47.7 million common units, or approximately 53.1%, of the outstanding limited partner interests in CNXM, excluding the Class B units. Upon conversion of the Class B units to CNXM common units on January 1, 2022, CNX's ownership will increase to 50.7 million units on a proforma basis.

CNX Resources Acquisition of General Partner

On January 3, 2018, CNX Gas acquired NBL Midstream’s 50% membership interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “Transaction”). In connection with the Transaction, CNX Gas entered into new 20-year fixed-fee gathering agreement with the Partnership. See “Our Gathering Agreements with CNX Gas and HG Energy” for more information related to our new gathering agreement with CNX Gas.
Transactions with our Sponsor and HG Energy
On May 3, 2018, we announced a strategic transaction with our Sponsor, pursuant to which we amended our gas gathering agreement (“GGA”) with CNX Gas to provide for the following (collectively, the “CNX Transactions”):

•	Dedication to the Partnership of approximately 16,100 additional Utica acres in our Anchor Systems (as defined below);

•	Commitment to develop 40 additional wells in the Anchor Systems by 2023, subject to the terms of the GGA;

•	Contribution to the Anchor Systems of a 20” high pressure pipeline in addition to a one-time payment to us of approximately $2.0 million in cash; and

•
Distribution of our 5% interest in the Growth Systems (as defined below) and related assets, as well as our 5% interest in the Moundsville midstream assets that were a part of the Additional Systems (as defined below), to CNX Gathering, which subsequently transferred the assets to HG Energy.

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
Following the CNX and HG Energy Transactions, the aggregate number of well commitments in the Anchor Systems to the Partnership increased from 140 to 192 wells over the course of the next five years. As of May 3, 2018, the Partnership has no remaining interests in the Growth Systems or the Moundsville area assets that were historically included within the Additional Systems.
Acquisition of Shirley-Penns System
Prior to March 16, 2018, CNX Gathering owned a 95% noncontrolling interest, while the Partnership owned the remaining 5% controlling interest, in the Additional Systems, which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”). On March 16, 2018, the Partnership acquired the remaining 95% interest in the Shirley-Penns System, pursuant to which the Additional Systems transferred its interest in the Shirley-Penns System on a pro rata basis to CNX Gathering and the Partnership in accordance with each transferee’s respective ownership interest in the Additional Systems. Following such transfer, CNX Gathering sold its aggregate interest in the Shirley-Penns System, which now resides in the Anchor Systems, in exchange for cash consideration in the amount of $265.0 million (the “Shirley-Penns Acquisition”). The Partnership funded the Shirley-Penns Acquisition with a portion of the proceeds from the issuance of 6.5% senior notes due 2026 (the “Senior Notes”).
Organizational Structure as of January 29, 2020

Our Midstream Assets

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

•
Our Additional Systems, in which the Partnership owns a 5% controlling interest, include several gathering systems throughout our dedicated acreage. Revenues from our Additional Systems are currently derived primarily from the Pittsburgh Airport area, which is within the wet gas region of our dedicated acreage. Currently, the substantial majority of capital investment in these systems would be funded directly by CNX Gathering in proportion to CNX Gathering’s 95% retained ownership interest.

As a result of the CNX Transaction and HG Energy Transaction described in Business—Developments and Highlights above, the Partnership distributed its ownership interests in (i) our “Growth Systems,” which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and (ii) the Moundsville area assets formerly within the Additional Systems, to CNX Gathering. CNX Gathering subsequently transferred these assets to HG Energy II Appalachia, LLC (“HG Energy”).
In order to maintain operational flexibility, our operations are conducted through, and our operating assets are owned by, our operating subsidiaries. However, neither we nor our operating subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of others, which include personnel of CNX Resources as provided through contractual relationships with the Partnership. All of the personnel who conduct our business are employed or contracted by our general partner and its affiliates, including our Sponsor, but we sometimes refer to these individuals as our employees because they provide services directly to us.
The following map details our existing assets:

Ohio
Pennsylvania
West Virginia
Big Run
Marchand
Crawford
ACAA
Mamont
Fallowfield
McQuay
Majorsville
Marshall
Wadestown
Shirley
Oxford
CNX
Midstream Partners LP
CNXM Pipeline & Dedicated Acreage
CNXM Built Station
CNXM Built Pipeline
Dedication Area/ Additional Area Boundary
ROFO Area
Anchor Area
0 10 20
Miles
N

Gathering Assets and Compression and Dehydration Facilities
As of December 31, 2019, we operated 18 facilities to provide our compression and/or dehydration services. The following table provides information regarding our gathering assets and compression and dehydration facilities as of December 31, 2019:

System	Pipelines (in miles)	Average Daily Throughput (BBtu/d)	Maximum Interconnect Capacity(1) (BBtu/d)	Compression (horsepower)	Compression Capacity (BBtu/d)
Anchor Systems	253	1,739	2,467	120,600	2,565
Additional Systems	26	82	416	—	—
Total	279	1,821	2,883	120,600	2,565
(1) Maximum interconnect capacity is the maximum throughput that can be delivered from the system through physical interconnections to third-party facilities or pipelines. Our midstream systems currently have interconnects with the following interstate pipelines: Columbia Gas Transmission, Texas Eastern Transmission, National Fuel Gas Supply Corporation and Dominion Transmission, Inc.
Condensate Handling Facilities
Our assets include condensate handling facilities in the Majorsville and Shirley facilities located in West Virginia. Each facility provides condensate gathering, collection, separation and stabilization services and has a nominal handling capacity of approximately 2,500 Bbl/d.
Our Relationship with CNX Resources and CNX Gathering
CNX Resources, which owns a 100% interest in CNX Gathering, is a premiere independent natural gas exploration and production company, focusing on the major shale formations of the Appalachian Basin, including the Marcellus Shale and Utica Shale. CNX Resources deploys an organic growth strategy focused on developing its resource base.
CNX Gathering owns a non-economic general partnership interest (See Note 25 - Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information) as well as a 95% noncontrolling limited partner interest in our Additional Systems, which, combined with our right of first offer on those interests, may provide opportunities for us to grow our Distributable Cash Flow through a series of acquisitions of these retained interests over time. However, CNX Gathering is under no obligation to offer to sell us any assets, including our right of first offer (“ROFO”) assets, unless and until it otherwise intends to dispose of such assets, and we are under no obligation to buy any assets from CNX Gathering. In addition, we do not know when or if CNX Gathering will make any offers to sell assets to us.
The Partnership owns a 100% controlling interest in the Anchor Systems and a 5% controlling interest in the Additional Systems. Through our ownership of all of the outstanding general partner interests in our operating subsidiaries, the Partnership has voting control over, and the exclusive right to manage, the day-to-day operations, business and affairs of our midstream systems.
Our Acreage Dedication and Right of First Offer
As of December 31, 2019, our existing dedicated acreage covered approximately 363,000 aggregate net acres, comprised of approximately 262,000 Marcellus acres and approximately 101,000 Utica acres, subject to the release provisions set forth in our gas gathering agreements. Our gathering agreement with CNX Gas provides that, in addition to our existing dedicated acreage, any future acreage covering the Marcellus Shale formation that is acquired by CNX Gas in an area that covers over 4,100 square miles in West Virginia and Pennsylvania, which we refer to as the “dedication area,” and that is not subject to a pre-existing third-party commitment, will automatically be dedicated to us for natural gas midstream services, subject to the release provisions set forth in each agreement.
Our gathering agreement with CNX Gas also grants us ROFO rights to provide midstream services on certain of CNX Gas’ acreage, which we call the ROFO acreage. The ROFO acreage includes approximately 194,000 aggregate net acres that are not currently dedicated to us. Our ROFO acreage also includes any future acreage covering the Marcellus Shale formation that is acquired by CNX Gas in an area that covers over 11,800 square miles in Pennsylvania, that is not subject to a pre-existing third-party commitment, which we refer to as the “ROFO area”. There are no restrictions under our gathering agreements (discussed below) on the ability of CNX Gas to transfer acreage in the ROFO area, and any such transfer of acreage in the ROFO area will not be subject to our ROFO.
CNX Gathering has granted us a ROFO under the omnibus agreement between us, our general partner and CNX Resources to acquire (i) CNX Gathering’s retained interests in our Additional Systems, (ii) CNX Gathering’s other ancillary midstream assets and (iii) any additional midstream assets that CNX Gathering develops during the ten-year period ending 2024 (the “right of first offer period”). CNX Gathering is under no obligation to offer to sell us any assets (including our right of first offer assets, unless and until it otherwise intends to dispose of such assets), and we are under no obligation to buy any assets from CNX Gathering.

In addition, we do not know when or if CNX Gathering will make any offers to sell assets to us. While we believe our ROFO are significant positive attributes, they may also be sources of conflicts of interest. CNX Gathering owns our general partner, and there is substantial overlap between the officers and directors of our general partner and the officers and directors of CNX Resources. Please read “Part I. Item 1A. Risk Factors—Risks Related to our Business—CNXM does not have any officers or employees and rely on officers of our general partner and employees of our Sponsor.”
Our Gathering Agreements with CNX Gas and HG Energy
Fees, Well Commitments and Minimum Volume Commitments
We entered into a Second Amended and Restated GGA with CNX Gas in January 2018, which is a 20-year, fixed-fee gathering agreement. Although the fees for services we provide in the Marcellus Shale for existing wells remain unchanged in the new agreement, and are identical to the fees we charge to HG Energy (discussed below), the Second Amended and Restated GGA also dedicated additional acreage in the Utica Shale in and around the McQuay area and Wadestown area and introduced the following gas gathering and compression rates (rates shown effective January 1, 2020):
•Gas Gathering:

◦	McQuay area Utica - a fee of $0.2368 per MMBtu; and

◦	Wadestown Marcellus and Utica - a fee of $0.3678 per MMBtu.

•	Compression:

◦	For areas not benefitting from system expansion pursuant to the Second Amended and Restated GGA, compression services are included in the base fees; and

◦
In the McQuay and Wadestown areas, we will receive additional fees of $0.0683 per MMBtu for Tier 1 pressure services (maximum receipt point of pressure of 600 psi) and $0.1366 per MMBtu for Tier 2 pressure services (maximum receipt point of pressure of 300 psi).

The Second Amended and Restated GGA also commits CNX Gas to drill and complete the following number of wells in the McQuay area within the Anchor Systems for the periods indicated, provided that if a certain minimum number of wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells must be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set out in the parenthetical below:

•	January 1, 2018 to December 31, 2018 - 30 wells (CNX exceeded this requirement by eight wells)

•	January 1, 2019 to April 30, 2020 - 40 wells (deficiency payment of $3.5 million per well)

•	May 1, 2020 to April 30, 2021 - 40 wells (deficiency payment of $2.0 million per well)

•	May 1, 2021 to April 30, 2022 - 30 wells (deficiency payment of $2.0 million per well)

In the event that CNX Gas drills and completes a number of wells in excess of the number required to be drilled and completed in such period, (i) the number of excess wells drilled and completed during such period will be applied to the minimum well requirement in the succeeding period or (ii) to the extent CNX Gas was required to make deficiency payments for shortfalls in the preceding period, CNX Gas may elect to cause the Partnership to pay a refund in an amount equal to (x) the number of excess wells drilled and completed during the period, multiplied by (y) the deficiency payment paid per well during the period in which the shortfall occurred. CNX Gas satisfied its minimum well obligation for the year ended December 31, 2018.
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

(in millions)	Minimum Revenue
Year ending December 31, 2020	$17.5
Year ending December 31, 2021	40.7
Year ending December 31, 2022	47.7
Year ending December 31, 2023	42.8
Year ending December 31, 2024	39.6
Remainder of term	174.0
Total revenue to be recognized under Shirley-Penns contract through December 31, 2031	$362.3

See “Part II. Item 8. Financial Statements and Supplementary Data—Note 4—Related Party Transactions” for additional information.
We entered into a Second Amendment to the Second Amended and Restated GGA in May 2018, which committed CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems by the end of 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:

•	July 1, 2018 to December 31, 2020 - an additional 15 wells (As of December 31, 2019, CNX Gas has exceeded this minimum well commitment by six wells)

•	January 1, 2021 - December 31, 2023 - an additional 25 wells (deficiency payment of $2.8 million per well)
On December 1, 2016, we entered into fixed-fee gathering agreements with CNX Gas and Noble Energy that replaced the gathering agreements that had been in place since our initial public offering (“IPO”). Our gathering agreement with Noble Energy was assigned to HG Energy effective June 28, 2017 and was further amended in connection with the HG Energy Transaction. The fixed fee terms for our gathering of HG Energy’s dry gas, wet gas, and condensate remain unchanged following the June 2017 assignment and May 2018 amendment; however, other terms have changed related to our obligations to build infrastructure, the amount of acreage that is dedicated to us and can be released, service and system requirements, and minimum well development provisions. Please read “Part I. Item 1A. Risk Factors—Risks Related to Our Business—Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations.” for additional details.
We entered into a Second Amendment to the Second Amended and Restated GGA in May 2018, which committed HG Energy to drill and complete an additional 12 wells in the Majorsville area within the Anchor Systems by the end of 2021. To the extent the requisite number of wells are not drilled and completed by HG Energy in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:

•	May 2, 2018 to December 31, 2018 - an additional 3 wells (HG Energy has met this requirement)

•	January 1, 2019 to December 31, 2021 - an additional 9 wells (deficiency payment of $2.8 million per well)
Under the gathering agreements with CNX Gas and HG Energy, effective January 1, 2019, we will receive a fee based on the type and scope of the midstream services we provide, summarized as follows (rates shown effective January 1, 2020):

•	With respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we receive a fee of $0.4531 per MMBtu.

•
With respect to natural gas that requires downstream processing, or wet gas, we receive a fee of $0.3116 per MMBtu in the Pittsburgh International Airport area and a fee of $0.6222 per MMBtu for all other areas in the dedication area.

•	Our fees for condensate services are $5.6580 per Bbl in the Majorsville area and the Shirley-Penns area.
Each of the foregoing fees paid by CNX Gas or HG Energy, as applicable, escalates by 2.5% annually, through and including the final calendar year of the initial term. With respect to our GGA with CNX Gas, commencing on January 1, 2035, and on each January 1 thereafter, each of the applicable fees will be adjusted pursuant to the percentage change in CPI-U, but such fees will never escalate or decrease by more than 3%.
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
Other Gathering Agreement Matters
We gather, compress, dehydrate and deliver dedicated natural gas for CNX Gas and HG Energy on a first-priority basis in the Marcellus Shale, gather, inject, stabilize and/or store all of CNX Gas’ and HG Energy’s dedicated condensate on a first-priority basis in the Majorsville area and gather, inject, stabilize and/or store all of CNX Gas’ dedicated condensate on a first-priority basis in the Shirley-Penns and Pittsburgh International Airport areas, subject to certain exceptions described in our respective gathering agreements.
Pursuant to the terms of our GGA’s, we are entitled to receive ongoing updates from our two largest customers regarding their drilling and development operations, which include detailed descriptions of drilling plans, production details and well locations for periods that range from 24 to 48 months, as well as more general development plans that may extend as far as ten years. In addition, we regularly meet with our customers to discuss our current plans to construct the facilities necessary to provide midstream services to each of them on our dedicated acreage. In the event that we do not perform our obligations under a gathering agreement, CNX Gas or HG Energy, as applicable, will be entitled to certain rights and procedural remedies thereunder, including rate credits, the temporary and/or permanent release from dedication discussed below and indemnification from us. See “Part I. Item 1A. Risk

Factors—Risks Related to Our Business—Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations.” for additional details.
Third-Party Services and Commitments
Our GGAs, in certain instances, limit the scope of services we provide, which impacts the fees we charge. Under such agreements, we may provide only gathering services, while other parties may provide other services such as compression and/or dehydration.
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
Competition
As a result of our acreage dedications from CNX Gas and HG Energy, we do not compete for the portion of the existing operations of CNX Gas’ and HG Energy’s upstream operations for which we currently provide midstream services, and other than with respect to acreage that may be released, subject to the terms of our GGAs, we will not compete for future portions of their upstream operations that are dedicated to us pursuant to our gathering agreements. Please read “Business—Our Acreage Dedication and Right of First Offer” above. Nonetheless, CNX Gas and HG Energy have entered into agreements with third parties for the provision of certain midstream services. Please read “Business—Third-Party Services and Commitments” above. In addition, we face competition in attracting third-party volumes to our midstream systems, and these third parties may develop their own midstream systems in lieu of employing our assets.
Regulation of Operations
Our gathering and midstream operations are subject to various federal, state and local (including county and municipal level) laws and regulations. These laws and regulations cover virtually every aspect of our operations including, among other things: use of public roads; pipeline construction and the compression and transmission of natural gas and liquids; reclamation and restoration of properties after operations are completed; handling, storage, transportation and disposal of materials used or generated by our operations; and gathering of natural gas production. Numerous governmental permits, authorizations and approvals under these laws and regulations are required for midstream operations. These laws and regulations, and the permits, authorizations and approvals issued pursuant thereto, are intended to protect, among other things: air quality; ground water and surface water resources, including drinking water supplies; wetlands; waterways; endangered plants and wildlife; state natural resources and the health and safety of our employees and the communities in which we operate.

We endeavor to conduct our operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements against a backdrop of variable geologic and seasonal conditions, permit exceedances and violations during operations can and do occur. Such exceedances and violations generally result in fines or penalties but could make it more difficult for us to obtain necessary permits in the future. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on our operations and may require us to change our operations significantly or incur substantial costs. See “Part I. Item 1A. Risk Factors—Risks Related to our Business—Existing and future governmental laws, regulations and judicial decisions that govern our business may increase our costs of doing business, restrict our operations or impede our ability to satisfy our obligations under our gas gathering agreements.” for additional discussion regarding additional laws and regulations affecting our business, operations and industry.
Regulation of the Gathering and Transportation of Natural Gas

Regulations and orders issued by the Federal Energy Regulatory Commission (FERC) impact our business to a certain degree. Although the FERC does not directly regulate our gathering and midstream activities, the FERC has stated that it intends for certain of its orders to foster increased competition within all phases of the natural gas industry. Additionally, the FERC has jurisdiction over the transportation of natural gas in interstate commerce, and regulates the terms, conditions of service, and rates for the interstate transportation of natural gas. The FERC possesses regulatory oversight over natural gas markets, including anti-market manipulation regulation. The FERC has the ability to assess civil penalties, order disgorgement of profits and recommend criminal penalties for violations of the Natural Gas Act of 1938 (the “Natural Gas Act”) or the FERC’s regulations and policies thereunder.
Section 1(b) of the Natural Gas Act exempts natural gas gathering facilities from regulation by the FERC. However, the distinction between federally unregulated gathering facilities and FERC-regulated transmission facilities is a fact-based determination, and the classification of such facilities may be the subject of dispute and, potentially, litigation. We own certain natural gas pipeline facilities that we believe meet the traditional tests which the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction. However, FERC determines whether facilities are gas gathering facilities on a case-by-case basis, so the classification and regulation of some our gas gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to determine that our facilities or services provided by us are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA and/or the Natural Gas Policy Act (“NGPA”), which could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows.

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

Environmental Laws

Our midstream operations are subject to numerous federal, state and local level environmental laws and regulations. In addition to routine reviews and inspections by regulators to confirm compliance with applicable regulatory requirements, we have established protocols for ongoing assessments to identify potential environmental exposures. These assessments take into account industry and internal best management practices, evaluate compliance with laws and regulations and include reviews of our third-party service providers, including, for instance, waste management facilities.

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

Hydraulic Fracturing Activities. Although we do not conduct hydraulic fracturing operations, substantially all of our customers’ natural gas production on our dedicated acreage is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the well completion process. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies, but the U.S. Environmental Protection Agency (“EPA”) has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, and has disclosed its intent to develop regulations to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Some states, including states in which we operate, have adopted regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Additionally, these federal requirements and proposals may be subject to further review and revision by the EPA.

Scrutiny of hydraulic fracturing activities also continues in other ways at the federal and local levels. For example, in June 2015, the EPA issued its draft report on the potential impacts of hydraulic fracturing on drinking water and groundwater. The draft report found no systemic negative impacts from hydraulic fracturing. In December 2016, the EPA released its final report on the impacts of hydraulic fracturing on drinking water. While the language was changed and included the possibility of negative impacts from hydraulic fracturing, it also included the guidance to industry and regulators on how the process can be performed safely.  We cannot predict whether any other legislation or regulations will be enacted and if so, what its provisions will be.

Clean Air Act. The federal Clean Air Act and corresponding state laws and regulations regulate air emissions primarily through permitting and/or emissions control requirements. Various activities in our operations are subject to air quality regulation, including pre-construction and operational permit requirements, noise and emission limits, operational limits, and monitoring, reporting and record-keeping requirements on air emission sources, including our pipeline compression stations, as well as fugitive emissions from operations. We obtain permits, typically from state or local authorities, to conduct these activities. Additionally, we are required to obtain pre-approval for construction or modification of certain facilities, to meet stringent air permit requirements, or to use specific equipment, technologies or best management practices to control emissions. Further, some states and the federal government have proposed that emissions from certain proximate and related sources should be aggregated to provide for regulation and permitting of a single, major source. Federal and state governmental agencies continue to investigate the potential for emissions from oil and natural gas activities, and further regulation could increase our cost or temporarily restrict our ability to produce. For example, the EPA sets National Ambient Air Quality Standards for certain pollutants and changes to such standards could cause us to make additional capital expenditures or alter our business operations in some manner. See “Risk Factors—Climate change laws and regulations restricting emissions of greenhouse gases at the federal or state level could result in increased operating costs and reduced demand for the natural gas that we gather while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.” for additional discussion regarding certain laws and regulations related to air emissions and related matters.
Clean Water Act. The federal Clean Water Act (“CWA”) and corresponding federal and state laws affect our midstream operations by regulating storm water or other regulated substance discharges, including pollutants, sediment, and spills and releases of oil, brine and other substances, into surface waters, and in certain instances imposing requirements to dispose of produced wastes and other oil and gas wastes at approved disposal facilities. The discharge of pollutants into jurisdictional waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers, or a delegated state agency. These permits require regular monitoring and compliance with effluent limitations and reporting requirements, and govern the discharge of pollutants into regulated waters. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. See “Risk Factors—Environmental regulations can increase costs and introduce uncertainty that could adversely impact our or our customers’ operations.” for additional discussion regarding certain laws and regulations related to clean water, the disposal or use of water and related matters.
Endangered Species Act. The Endangered Species Act and related state regulation protect plant and animal species that are threatened or endangered. Some of our operations are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Northern Long-Eared and Indiana bats, which has a seasonal impact on our construction activities and operations. New or additional species that may be identified as requiring protection or consideration may lead to delays in permits and/or other restrictions.
Safety of Gas Transmission and Gathering Pipelines. Some of our natural gas pipelines are subject to regulation by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968, (“NGPSA”), as amended by the Pipeline Safety Act of 1992 (“PSA”), the Accountable Pipeline Safety and Partnership Act of 1996 (“APSA”), the Pipeline Safety Improvement Act of 2002 (“PSIA”), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”). The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas (“HCAs”).
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

PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. Additionally, certain states, such as West Virginia, also maintain jurisdiction over intrastate natural gas lines. Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines. PHMSA released a pre-publication copy of its final hazardous liquid pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements, but due to the change in Presidential administrations, PHMSA’s final hazardous liquid pipeline safety rule has not yet taken effect, though PHMSA is expected to finalize its hazardous liquid pipeline safety rule soon. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all hazardous liquid gathering lines and gravity lines, including pipelines exempt from PHMSA regulations. See “Part I. Item1A. Risk Factors—Risks Related to Our Business—We may incur significant costs and liabilities as a result of pipeline operations and related increases in the regulation of gas gathering pipelines.” for additional discussion regarding gas transmission and gathering pipelines.

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (RCRA) and corresponding state laws and regulations affect natural gas operations by imposing requirements for the management, treatment, storage and disposal of hazardous and non-hazardous wastes, including wastes generated by our gathering and midstream operations. Facilities at which hazardous wastes have been treated, stored or disposed of are subject to corrective action orders issued by the EPA that could adversely affect our financial results, financial condition and cash flows. Our operations generate solid wastes, including some hazardous wastes, that are subject to the RCRA, and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of non-hazardous and hazardous waste. RCRA currently exempts certain wastes associated with the exploration, development or production of natural gas, which we handle in the course of our operation, including produced water. However, these exploration and production wastes may still be regulated by the EPA or state agencies under RCRA’s less stringent non-hazardous solid waste provisions, state laws or other federal laws, and it is possible that certain exploration and production wastes now classified as non-hazardous could be classified as hazardous in the future. On December 28, 2016 the EPA entered into a consent order to resolve outstanding litigation brought by environmental and citizen groups regarding the applicability of RCRA to wastes from oil and gas development activities. In April 2019, the EPA issued a report concluding that revisions to the federal regulations for the management of exploration and production wastes under RCRA were not necessary at the time the report was issued. We cannot predict whether the EPA may change its conclusion at some point, or whether any other legislation or regulations will be enacted and if so, what their provisions will be.
Health and Safety Laws

Occupational Safety and Health Act. Our natural gas gathering and compression activities are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment and worker health and safety. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. Our midstream operations are subject to regulation under the federal Occupational Safety and Health Act (OSHA) and comparable state laws in some states, all of which regulate health and safety of employees at our natural gas operations. Additionally, OSHA's hazardous communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state laws require that information be maintained about hazardous materials used or produced by our operations and that this information be provided to employees, state and local governments and the public.
Climate Change Laws and Regulations

Climate change continues to be a legislative and regulatory focus. There are a number of proposed and final laws and regulations that limit greenhouse gas emissions, and regulations that restrict emissions could increase our costs should the requirements necessitate the installation of new equipment or the purchase of emission allowances. These laws and regulations could also impact our customers, including the electric generation industry, making alternative sources of energy more competitive. Additional regulation could also lead to permitting delays and additional monitoring and administrative requirements, as well as to impacts on electricity generating operations. See “Part I. Item1A. Risk Factors—Risks Related to Our Business—Climate change laws and regulations restricting emissions of greenhouse gases at the federal or state level could result in increased operating costs and reduced demand for the natural gas that CNXM gathers while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.” for additional discussion regarding certain laws and regulations related to climate change, greenhouse gas and related matters.
Employees
We have no employees. The officers of our general partner manage our operations and activities. All of the employees required to conduct and support our operations, including our Chief Executive Officer, Chief Financial Officer and President, are employed by CNX Resources and are subject to the operational services agreement and omnibus agreement between us, our general partner and CNX Resources. These agreements are subject to adjustment on an annual basis.
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
Financial Information about Segments
Please read Part II. Item 8. Note 9—Segment Information, for financial information by business segment including, but not limited to, gathering revenue, net income (loss), and total assets, which information is incorporated herein by reference.
Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material litigation.
Available Information
Our website is www.cnxmidstream.com. We make our periodic reports and other information filed with or furnished to the SEC, available, free of charge, on our website under “Investors/SEC Filings,” as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

Also posted on our website under “About/Our Governance”, and available in print upon request made by any unitholder to the Investor Relations department, are our audit committee charter and copies of our Code of Ethics (the “Code”), Corporate Governance Guidelines and Whistleblower policy. Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Code and any waivers applicable to senior officers as defined in the Code, as required by the Sarbanes-Oxley Act of 2002.

ITEM 1A.RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which CNXM is subject are similar to those that would be faced by a corporation engaged in a similar business. Unitholders should carefully consider the following risk factors together with all of the other information set forth in this Annual Report on Form 10-K, including the matters addressed under “Forward-Looking Statements,” in evaluating an investment in our common units.
If any of the following risks were to occur, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected. In that case, CNXM may not be able to pay the minimum quarterly distribution on our common units, the trading price of our common units could decline and unitholders could lose all or part of your investment. In addition, the current economic and political environment intensifies many of these risks.
Risks Related to Our Business
If any of our primary customers, who account for substantially all of our revenues, change their business strategies, or take actions that otherwise significantly reduce the volumes of natural gas and condensate transported through our gathering systems, our revenue would decline and our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.
As CNXM currently derives substantially all of our revenue from our gathering agreements with our three main customers, including our Sponsor, any event that materially and adversely affects these customers’ business strategies with respect to drilling on and development of our dedicated acreage or their financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, CNXM is indirectly subject to the operational and business risks of our customers, the most significant of which include the following:

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

•	the availability of capital on an economic basis to fund exploration and development activities of our customers;

•	drilling and operating risks associated with our customers’ operations on our dedicated acreage;

•	downstream processing and transportation capacity constraints and interruptions, including the failure of our customers to have sufficient contracted processing or transportation capacity; and

•	adverse effects of increased or changed governmental and environmental regulation, including environmental and climate-change related regulations and delays.
In addition, CNXM is indirectly subject to the general business risks of our customers and other factors, including their financial condition, credit ratings, leverage, market reputation, liquidity and cash flows; their ability to maintain or replace reserves; adverse effects of regulation on their upstream operations; and losses from pending or future litigation.
Further, CNXM has no control over the business decisions and operations of our customers, and they are under no obligation to adopt business strategies that are favorable to us. CNXM is subject to the risk of non-payment or non-performance by our customers, including with respect to our gathering agreements that do not contain minimum volume commitments. In addition, our gas gathering agreements permit our customers to release portions of acreage from dedication under the respective agreements, subject to the terms of the respective gathering agreements.
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
Any material non-payment or non-performance by our counterparties under our gathering agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore have a material adverse effect on our ability to make cash distributions to our unitholders at the expected rate or at all. There is no guarantee that we will be able to renew or replace those gathering agreements on equal or better terms upon their expiration. Our ability to renew or replace our gathering agreements with our customers following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our customers and our competitors.
Under our gathering agreements, our customers may transfer their leasehold, working and mineral fee interests in their dedicated acreage.
Our customers may transfer their leasehold, working and mineral fee interests in, or grant an overriding royalty interest, production payment, net profits interest or other similar interest in their dedicated acreage. Each of our customers continually evaluates how to enhance its upstream portfolio, including its holdings in the Marcellus Shale and could sell, exchange, farm-out or otherwise dispose of all of, or an undivided interest in, its Marcellus Shale holdings as part of these enhancement efforts. If either of our customers transfers all or an undivided portion of its interests in the future, its economic interest in developing the dedicated acreage could decrease, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.
CNXM may not generate sufficient Distributable Cash Flow to make the payment of the minimum quarterly distribution to our unitholders.
In order to make the payment of the minimum quarterly distribution of $0.2125 per unit per quarter, or $0.85 per unit on an annualized basis, CNXM must generate Distributable Cash Flow of approximately $13.8 million per quarter, or approximately $55.3 million per year, based on the number of common units and the general partner interest outstanding as of December 31, 2019. CNXM may not generate sufficient Distributable Cash Flow to make the payment of the minimum quarterly distribution to our unitholders.
The amount of cash CNXM can distribute on our units principally depends upon the amount of cash CNXM generates from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather, compress and dehydrate, the volume of condensate gathered and treated and the fees paid for performing such services;

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

•
regulatory action affecting: (i) the supply of, or demand for, natural gas, NGLs and condensate, (ii) the rates CNXM can charge for our midstream services, (iii) the terms upon which we are able to contract to provide our midstream services, (iv) our existing gathering and other commercial agreements or (v) our operating costs or our operating flexibility;

•	our ability to generate adequate returns on capital;

•	the rates CNXM charges third parties, if any, for our midstream services;

•	prevailing economic conditions; and

•	favorable or adverse weather conditions.
In addition, the actual amount of Distributable Cash Flow that CNXM generates will also depend on various internal factors impacting our cash position, including the level and timing of our capital expenditures, limitations set forth in our debt agreements, our debt service requirements and other liabilities, the fees and expenses of our general partner and its affiliates (including our Sponsor) that CNXM is required to reimburse and other business risks affecting our cash levels.
Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase natural gas and condensate throughput volumes on our midstream systems, which is dependent on the level of development and completion activity on acreage dedicated to us.
The level of natural gas and condensate volumes handled by our midstream systems depends on the level of production from natural gas wells dedicated to our midstream systems, which may be less than expected and which will naturally decline over time. In order to maintain or increase throughput levels on our midstream systems, CNXM must obtain production from new wells completed by CNX Resources and any third-party customers on acreage dedicated to our midstream systems or execute agreements with other third parties in our areas of operation. We have no control over CNX Resources’ or other producers’ exploration and development determinations, levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines.
Due to a variety of factors, including projected pricing, demand, geologic considerations and other cost considerations, conservation measures that reduce demand, even if reserves are known to exist in areas served by our midstream systems, CNX Resources or other producers may choose not to develop those reserves. If CNX Resources or other producers choose not to develop their reserves or to slow their development rate, in our areas of operation, they will have no need to dedicate such additional acreage and associated reserves to our midstream systems and the pace of such additional dedications will be below anticipated levels. In addition, our gas gathering agreements permit our customers to release portions of their acreage from dedication, subject to the terms of the agreements. Our inability to obtain additional dedications of acreage resulting from reductions in development activity, coupled with the natural decline in production from, or releases of, our current dedicated acreage, would result in our inability to maintain the then current levels of throughput on our midstream systems, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
CNXM gathers the majority of our volumes under gas gathering agreements that do not include minimum volume commitments.
Although CNXM has obtained certain acreage dedications and minimum well commitments, we gather the majority of our volumes outside the scope of minimum volume commitments, which generally would protect us against volumetric risks associated with lower-than-forecasted volumes flowing through our gathering system. Apart from minimum well commitments, our customers are not contractually obligated to us to develop their properties in the areas covered by our acreage dedications, and they may determine that it is more attractive to direct their capital spending and resources to other areas. A decrease in capital spending and development of reserves by our customers in the areas covered by our acreage dedications could result in reduced volumes serviced by us and a material decline in our revenues and cash flows. In addition, even where CNXM benefits from a commitment, our counterparty’s obligation to satisfy that commitment may be suspended due to the occurrence of a force majeure event, such as acts of God; acts of federal, state or local governments or agencies; strikes, lockouts or other industrial disturbances; acts of the public enemy, wars, blockades, insurrections, riots and epidemics; explosions, leakage, breakage, or accident to equipment or pipes; natural disasters and adverse weather events; and other similar events that are outside of our counterparty’s reasonable control.
Any decrease in the current levels of throughput on our gathering systems could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
Certain of our dedicated acreage is either not held by production by our customers or has not yet been earned by them under farmout agreements to which they are parties.
As of December 31, 2019, less than one-fifth of our dedicated acreage was not held by production or was yet to be earned by our customers; if the applicable shipper does not timely meet the obligations specified in the underlying leases, then the leases will terminate and will no longer be subject to our dedication. If any scenarios were to occur that result in the affected acreage no longer being dedicated to us, it could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
CNXM may not own in fee the land on which our pipelines and facilities are located, which could result in disruptions to our operations.
Most of the land on which our midstream systems have been constructed is not owned in fee by us; rather, the properties are held by surface use agreements, rights-of-way or other easement rights. We are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if CNXM does not have valid rights-of-way or if such rights-of-way lapse or terminate. CNXM may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew the right-of-way or for other reasons, could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
Over the near term, substantially all of our revenues will be earned from two customers relating to production they own or control on our dedicated acreage. Part of our long-term growth strategy includes diversifying our customer base on identifying opportunities to offer services to third parties in our areas of operation. Our ability to increase throughput on our midstream systems and any related revenue from third parties is subject to competitive pressures and is impacted by capacity limitations. Any lack of available capacity on our systems will detrimentally affect our ability to compete effectively with other third-party systems. Some of our competitors for third-party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively. The industry has generally been experiencing increased competitive pressures as a result of both consolidation within the exploration and production industry, along with the emergence of stand-alone midstream companies. Further, hydrocarbon fuels compete with other forms of energy available to end users, including electricity and coal. Increased demand for such other forms of energy at the expense of hydrocarbons could lead to a reduction in demand for our services. In addition, the increased prevalence of non-hydrocarbon alternative fuel sources provide another source of competition for our customers, and as such, for us indirectly.
Our efforts to attract new third-party customers may be adversely affected by our relationship with our existing customers and the priority they receive under our gathering agreements with them and our desire to provide services pursuant to fee-based agreements. As a result, CNXM may not have the capacity to provide services to third parties and/or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which CNXM would be required to assume direct commodity exposure. In addition, potential third-party customers who are significant producers of natural gas and condensate may develop their own midstream systems in lieu of using our systems. All of these competitive pressures could make it more difficult for us to retain our existing customers or attract new customers as we seek to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders. In addition, competition could intensify the negative impact of factors discussed elsewhere throughout these risk factors that decrease demand for natural gas in the markets served by our systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.
CNXM may not be able to make attractive offers to our Sponsor on our ROFO acreage.
Our Sponsor is required to allow us to make a first offer to provide midstream services on existing upstream acreage that is not currently dedicated to us or a third party, which, as of December 31, 2019, covered approximately 194,000 net acres, as well as future acreage acquired by our Sponsor in the ROFO area, which includes acreage outside our acreage dedication that may be serviced by our midstream systems. Our Sponsor is under no obligation to accept an offer CNXM makes on this acreage, even if CNXM submits the most attractive bid. Another midstream service provider may make a more attractive offer, whether because they have existing infrastructure on or around this acreage or otherwise. Any rejection by our Sponsor of any offer on this acreage could adversely affect our organic growth strategy or our ability to maintain or increase our cash distribution level.
Our interests in our operating subsidiaries represent our only cash-generating assets, our cash flow will depend entirely on the performance of our operating subsidiaries and their ability to distribute cash to us.
CNXM has a holding company structure, meaning the sole source of our earnings and cash flow consists exclusively of the earnings of and cash distributions from our operating subsidiaries. Therefore, our ability to make quarterly distributions to our unitholders is completely dependent upon the performance of our operating subsidiaries and their ability to distribute funds to us. CNXM is the sole member of the general partner of each of our operating subsidiaries, and CNXM controls and manages our operating subsidiaries through our ownership of our operating subsidiaries’ respective general partners.
The limited partnership agreement governing each operating company requires that the general partner of such operating company cause such operating company to distribute all of its available cash each quarter, less the amounts of cash reserves that such general partner determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of such operating company’s business. The amount of cash each operating company generates from its operations will fluctuate from quarter to quarter and the actual amount of cash each operating company will have available for distribution to its partners, including us, will depend on certain factors. For a description of the events, circumstances and factors that may affect the cash distributions from our operating subsidiaries please read the “Risk Factor—CNXM may not generate sufficient Distributable Cash Flow to make the payment of the minimum quarterly distribution to our unitholders.”
Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations.
Our gathering agreements with some of our customers, including HG Energy, provide that if CNXM fails to timely complete the construction of the facilities necessary to provide midstream services to their dedicated acreage or have an uncured default of any of our material obligations that has caused an interruption in our services to either party for more than 90 days, the affected acreage will be permanently released from our dedication. Our gathering agreement with CNX Gas provides that certain of our dedicated acreage that is generally outside of the proximity of the then-current gathering systems may be permanently released in the event that CNX Gas obtains a bona fide offer from a third party for gathering services for such dedicated acreage and CNXM elects not to provide gathering services on the terms of such bona fide offer. Any permanent releases of our customers’ acreage from our dedication could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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
CNXM currently relies exclusively on revenues generated from our midstream systems that are located in the Appalachian Basin. As a result of this concentration, CNXM will be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, water shortages or other drought related conditions or interruption of the processing or transportation of natural gas, NGLs or condensate. If any of these factors were to impact the Appalachian Basin more than other producing regions, our business, financial condition, results of operations and ability to make cash distributions will be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.
CNXM may be unable to grow by acquiring the noncontrolling interests in, or assets of, our operating subsidiaries owned by CNX Gathering or CNX Resources, which could limit our ability to increase our Distributable Cash Flow. Additionally, CNXM may be unable to acquire additional properties from third parties in the future and any acquired properties may not provide the anticipated benefits.
Part of our strategy for growing our business and increasing distributions to our unitholders depends on our ability to make acquisitions that increase our Distributable Cash Flow. Our growth strategy is premised in part on our expectation of future acquisitions from CNX Gathering of portions of its remaining noncontrolling interest in our non-wholly owned operating subsidiary, divestitures by CNX Gathering to our wholly-owned operating subsidiaries of assets owned by our non-wholly owned operating subsidiary or from future acquisitions from CNX Resources of other assets that it owns. Under our omnibus agreement CNXM has only a right of first offer to purchase the noncontrolling interests in our operating subsidiaries retained by CNX Gathering.
Such acquisitions will be premised on the parties deciding to sell these noncontrolling interests or assets, finding mutually agreeable terms acceptable to both parties, obtaining any necessary financing and having the ability to complete such acquisitions under existing debt agreements (including our credit facility) or other contracts. If CNX Gathering reduces its ownership interest in us, it may be less willing to sell to us such remaining noncontrolling interests or assets. If we do not acquire all or a significant portion of the noncontrolling interests in our operating subsidiaries held by CNX Gathering or if CNXM fails to acquire assets of our non-wholly owned subsidiaries that are offered to us on favorable terms, our ability to grow our business and increase our cash distributions to our unitholders may be significantly limited.
In addition to future dropdowns from CNX Gathering, our future growth may be dependent on the acquisition of assets or businesses that complement or expand our current business. No assurance can be given that CNXM will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire the identified targets. The success of any completed acquisition will depend on our ability to effectively integrate the acquired business into our existing operations and to identify and appropriately manage any liabilities assumed as part of the acquisition. The process of integrating acquired businesses or assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to make acquisitions in the future and successfully integrate the acquired businesses or assets into our existing operations could have a material adverse effect on our financial condition and results of operations.

If third-party pipelines, whether upstream or downstream, or other midstream facilities interconnected to our gathering systems become partially or fully unavailable, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.
Our assets connect to other pipelines or facilities that are owned and operated by unaffiliated third parties not within our control. These third-party pipelines, processing and fractionation plants, compressor stations and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, changes to operating conditions, delivery or receipt parameters, unavailability of firm transportation, lack of operating capacity, force majeure events, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. Additionally, our access to these pipelines and other midstream facilities may be impacted by issues related to other facilities that are not interconnected with our infrastructure. These issues may result in increased costs or the inability to receive or transport natural gas, potentially causing our operating margin, cash flow and ability to make cash distributions to our unitholders to be adversely affected.
To maintain and grow our business, CNXM will be required to make substantial capital expenditures. If CNXM is unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.
In order to maintain and grow our business, CNXM will need to fund substantial growth capital expenditures associated with our existing systems or to purchase or construct new midstream systems. If we do not make sufficient or effective capital expenditures, CNXM will be unable to maintain and grow our business and, as a result, CNXM may be unable to maintain or raise the level of our future cash distributions over the long term. In addition, CNXM may be required to expand our midstream systems or construct additional midstream assets to services the production delivered by our customers under our existing gas gathering agreements. If we are unable to expand these systems or develop these assets, CNXM may be in breach of our gas gathering agreements, which would negatively impact our business and financial condition. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional common units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or access the capital markets for future equity or debt offerings may be limited by our financial condition or that of CNX Resources, the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may also be adversely impacted by any impairment to the financial condition of CNX Resources or adverse changes in CNX Resources’ credit ratings. Similarly, material adverse changes affecting CNX Resources could negatively impact our unit price, thus limiting our ability to raise capital or negatively affect our ability to engage in, expand or pursue our business activities or certain transactions that might otherwise be considered beneficial to us.
Even if CNXM is successful in obtaining the necessary funds to support our growth plan, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest costs and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then current distribution rate, which could materially decrease our ability to pay distributions at the then prevailing distribution rate. While CNXM has historically received funding from CNX Resources, none of CNX Resources, CNX Gathering, our general partner or any of their respective affiliates is committed to providing any direct or indirect financial support to fund our future growth.
The amount of cash CNXM has available for distribution to our unitholders depends primarily on our Distributable Cash Flow and not solely on our profitability, which may prevent us from making distributions, even during periods in which CNXM records net income.
The amount of cash CNXM has available for distribution depends primarily upon our Distributable Cash Flow and not solely on our profitability, which will be affected by non-cash items. As a result, CNXM may make cash distributions during periods when CNXM records a net loss for financial accounting purposes, and conversely, CNXM might fail to make cash distributions during periods when CNXM records net income for financial accounting purposes.
Our construction of new gathering, compression, dehydration, treating or other midstream assets may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition and, as a result, our ability to distribute cash to our unitholders.
The construction of additions or modifications to our existing systems involves numerous regulatory, environmental, political and legal uncertainties beyond our control, including complications relating to obtaining necessary land rights and permits to construct and operate, and may require the expenditure of significant amounts of capital. If CNXM undertakes these projects, CNXM may not be able to complete them on schedule, at the budgeted cost or at all. Further, our revenues may not increase immediately (or at all) in connection with a particular project. For instance, if CNXM builds a new compression facility, the construction may occur over an extended period of time, and CNXM may not receive any material increases in revenues until the project is completed. Additionally, CNXM may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize and CNXM may not be able to attract enough throughput to achieve our expected investment return, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
The provisions and restrictions in our revolving credit facility and other debt agreements, and the risks associated therewith, could materially adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our $600.0 million revolving credit facility and the indenture governing our $400.0 million aggregate principal amount 6.5% senior notes due 2026 limit the incurrence of additional indebtedness unless specified tests or exceptions are met, and otherwise subject us to financial and/or other restrictive covenants, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Under our senior secured credit agreement, CNXM must comply with certain financial covenants on a quarterly basis including a minimum interest coverage ratio, a maximum secured leverage ratio and a maximum total leverage ratio, each as defined therein. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us (See Note 6 - Revolving Credit Facility in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information).
The degree to which we are leveraged could have important consequences, including, but not limited to increasing our vulnerability to general adverse economic and industry conditions, requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our outstanding debt, which could limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and in the natural gas industry. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.
The one-month LIBOR rate may be used under our secured credit facility. The transition from LIBOR to a replacement interest rate “benchmark” is ongoing, and the effects of this transition remains unclear. The discontinuation of LIBOR is not expected to occur until the end of 2021, beyond which the United Kingdom’s Financial Conduct Authority will no longer mandate publication of LIBOR, but banks and other financial institutions are being encouraged to make the transition to a replacement rate sooner rather than later. In the U.S., the Alternative Reference Rates Committee (ARRC) was convened to identify a suitable alternative to LIBOR. The ARRC has chosen the Secured Overnight Financing Rate (SOFR) as its preferred alternative, which is based on rates for overnight loans, collateralized by U.S. treasury securities, and is based on directly observable Treasury-backed repurchase transactions, which is a liquid market with daily volumes regularly in excess of $800 billion. While many financial industry experts consider SOFR to be a reliable alternative to LIBOR, CNXM cannot predict the effects of this transition, and our ability to borrow on favorable terms may be adversely affected.

Environmental regulations can increase costs and introduce uncertainty that could adversely impact our operations or our customers’ operations.
As an owner and operator of gathering and compressing systems, we are subject to various stringent federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment, as are our customers. These laws and regulations may impose numerous obligations that are applicable to us and our respective customers’ operations. Failure to comply with these laws, regulations and related permit requirements may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass, and some local municipalities may also have the right to pursue legal actions to enforce compliance, challenge governmental action, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. CNXM may not be able to recover all or any of these costs from insurance. There is no assurance that changes in or additions to public policy regarding the protection of the environment and worker health and safety will not have a significant impact on our operations and profitability.
Our operations, and those of our customers, also pose risks of environmental liability due to leakage, migration, releases or spills from our operations to surface or subsurface soils, and surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to investigate, remediate, and restore sites where regulated substances, have been stored or released, as well as fines and penalties for such releases. CNXM may be required to remediate contaminated properties currently or formerly operated by us regardless of the cause of contamination or whether such contamination resulted from the conduct of others. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations.

Additionally, the Federal Endangered Species Act (“ESA”) and similar state laws protect species threatened with extinction, and may cause us to modify gas well pad siting or pipeline right of ways or routes, or to develop and implement species-specific protection and enhancement plans and schedules to avoid or minimize impacts to endangered species or their habitats during construction or operations.
Additionally, stream encroachment and crossing permits from the Army Corps of Engineers (“ACOE”) are often required for the location of or certain impacts our pipelines cause to streams and wetlands. The EPA and the ACOE have been developing a proposed rule that would revise the definition of “waters of the United States” under the Clean Water Act. The EPA moved forward with the first step on December 11, 2018, when it issued a proposed, revised rule which would replace a prior 2015 rule with pre-2015 regulations, and which narrowed language defining “waters of the United States” under the Clean Water Act that existed prior to that time. In September 2019, the EPA and the ACOE announced that the agencies were repealing the 2015 rule. The conclusion of this rulemaking could lead to additional mitigation costs and severely limit our operations and the operations of our customers.
The foregoing and other regulations applicable to the midstream and natural gas industry are under constant review for amendment or expansion at both the federal and state levels. Any future changes may increase the costs to us or our customers, which could adversely impact our cash flows and results of operations. For example, hydraulic fracturing is an important and common practice used by our customers that is used to stimulate production of hydrocarbons from tight unconventional shale formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas agencies. The disposal of produced water and other wastes in underground injection disposal wells is regulated by the EPA under the federal Safe Drinking Water Act or by various states in which CNXM or our customers conduct operations under counterpart state laws and regulations. Some states, including those in which CNXM operates, have adopted regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic operations, or otherwise seek to ban some or all of these activities. The imposition of new environmental initiatives and regulations could include restrictions on our customers’ ability to conduct hydraulic fracturing operations or to dispose of waste resulting from such operations, thereby reducing throughput on our gathering systems and other midstream systems, which could adversely impact our revenues. CNXM cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of natural gas and liquids that move through our gathering systems, which in turn could materially adversely affect our operations.
Public interest in the protection of the environment, including as it relates to issues of climate change, has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting profitability. Please read “Business—Regulation of Operations and Environmental Laws” under Item 1 of Part I of this Annual Report on Form 10-K.
Existing and future governmental laws, regulations and judicial decisions that govern our business may increase our costs of doing business, restrict our operations or impede our ability to satisfy our obligations under our gas gathering agreements.
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

Additionally, some states have begun to adopt more stringent regulation and oversight of natural gas gathering lines than is currently required by federal standards. Pennsylvania, under Act 127, authorized the Public Utility Commission (“PUC”) oversight of Class I gathering lines, as well as requiring standards and fees associated with Class II and Class III pipelines. The State of Ohio also moved to regulate natural gas gathering lines in a similar manner pursuant to Ohio Senate Bill 315 (“SB315”). SB315 expanded the Ohio PUC's authority over rural natural gas gathering lines. These changes in interpretation and regulation could require changes in reporting as well as cause an increase in costs. Various judicial decisions that may directly or indirectly impact natural gas drilling could also serve to indirectly increase our cost of doing business or restrict our operations. Pennsylvania courts are considering cases involving concepts of landowner rights, trespass claims and the historic common law concept of “rule of capture” as well as the role that Pennsylvania’s Environmental Rights Amendment may play in natural gas drilling activities. While these cases are still pending, the ultimate judicial outcomes could negatively impact future shale drilling and hydraulic fracturing within the Commonwealth of Pennsylvania if the court finds that fracing could violate the constitutional or property rights of Pennsylvania citizens and residents.
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
For more information regarding federal and state regulation of our operations, please read “Business—Regulation of Operations” under Item 1 of Part I of this Annual Report on Form 10-K.
CNXM may incur significant costs and liabilities as a result of pipeline operations and related increases in the regulation of gas gathering pipelines.
PHMSA has adopted safety, transportation and operational regulations applicable to pipeline operators. Should our operations fail to comply with PHMSA or comparable state regulations, CNXM could be subject to substantial penalties and fines. In October 2019, PHMSA issued a final rule, effective in July 2020, regarding hazardous pipeline safety regulations that significantly extends the integrity management requirements to previously exempt pipelines and would impose additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements. PHMSA also issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on natural gas and hazardous liquid pipeline operators. In October 2019, PHMSA published a final rule that significantly modified existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. The adoption of these regulations, which apply more comprehensive or stringent safety standards than we are currently subject to, could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant, which could have a material adverse effect on the Partnership’s operations. While CNXM cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Business — Regulation of Operations” under Item 1 of Part I of this Annual Report on Form 10-K.
Climate change laws and regulations restricting emissions of greenhouse gases at the federal or state level could result in increased operating costs and reduced demand for the natural gas that CNXM gathers while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
The issue of global climate change continues to attract considerable public and scientific attention with underlying concern about the impacts of human activity, especially the emissions of greenhouse gases (“GHGs”) such as carbon dioxide (“CO2”) and methane, on the environment.
The EPA, under the Climate Action Plan, elected to regulate GHGs under the Clean Air Act (“CAA”) to limit emissions of CO2 from natural gas-fired power plants. In April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and in October 2017 published a proposed rule to formally repeal the Clean Power Plan. On August 20, 2018, the EPA issued the proposed “Affordable Clean Energy Rule.” On June 19, 2019, the EPA issued the final Affordable Clean Energy Rule replacing the Clean Power Plan.
The EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources that emit GHGs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could materially adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified U.S. production sources including certain gathering and boosting activities and transmission pipelines. CNXM monitors and file annual required reports for the GHG emissions from our operations in accordance with the GHG emissions reporting rule.

The EPA has also adopted, changed and amended rules to control volatile organic compound emissions from certain oil and gas equipment and operations as part of its initiative to reduce methane emissions. In response to subsequent judicial involvement, the EPA issued a proposed rule in July 2017 that would stay the methane rule for two years, which was vacated by the United States Court of Appeals for the D.C. Circuit. Thereafter in September 2018, the EPA proposed revisions to the 2016 New Source Performance Standards for the oil and gas industry. Additional revisions were proposed in August 2019. As these rules are adopted, changed or modified, these rules may result in increased costs for permitting, equipping, and monitoring methane emissions.
Additionally, some states have issued mandates, to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and potential cap-and-trade programs. For example, Pennsylvania has recently taken initial steps to bring Pennsylvania into a nine-state consortium of Northeastern and Mid-Atlantic States - the Regional Greenhouse Gas Initiative -- that set price and declining limits on CO2 emissions from power plants, and Virginia has also undertaken recent efforts. Most of these types of programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available being reduced each year until a target goal is achieved. The cost of these allowances could increase over time.
While new laws and regulations are prompting power producers to shift from coal to natural gas, which is increasing demand for natural gas, to the extent there are new regulations imposed on producers with respect to GHG limits, such regulations could increase the costs for permitting, equipping, monitoring and reporting GHGs associated with natural gas production and use.

CNXM is responsible for mine subsidence costs in the future.
Portions of our gathering systems pass over coal mines. Activities related to the use and expansion of our gathering systems have historically been, and may continue to be, affected by mine subsidence. CNXM is currently liable for any costs or losses arising out of or attributable to mine subsidence. For the year ended December 31, 2019, CNXM incurred mine subsidence costs of approximately $0.4 million.
CNXM cannot predict the future amount of any costs or losses associated with mine subsidence that may impact our assets or our ability to meet the terms or obligations of our gas gathering agreements. Mine subsidence costs and losses that CNXM incur in the future could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
Although CNXM maintains insurance for a number of risks and hazards, we may not be insured or fully insured against the losses or liabilities that could arise from a significant accident in our operations, as CNXM may elect not to obtain insurance for any or all of these risks if CNXM believes that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
Cyber-incidents could have a material adverse effect on our business, financial condition or results of operations.
Cyber-incidents, including cyber-attacks, may significantly affect us or the operations of our customers, as well as impact general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future incidents than other targets in the United States. A cyber incident could result in information theft, data corruption, operational disruption including environmental and safety issues resulting from a loss of control of field equipment and assets, and/or financial loss. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Our insurance may not protect us against such occurrences.
The oil and gas industry has become increasingly dependent on digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our employees and business partners, and to conduct day-to-day operations including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems such as SCADA (supervisory control and data acquisition) now control large scale processes that can include multiple sites and long distances, such as oil and gas pipelines. Our business partners, including vendors, service providers, and financial institutions, are also dependent on digital technology.
As dependence on digital technologies has increased, the threat of cyber incidents, including deliberate attacks or unintentional events, also has increased. A cyber-incident could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. SCADA-based systems are potentially vulnerable to targeted cyber-attacks due to their critical role in operations.
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
A shortage of equipment and skilled labor in the Appalachian Basin could reduce equipment availability and labor productivity and increase labor and equipment costs, which could materially adversely affect our business and results of operations.
Our gathering and other midstream services require special equipment and laborers who are skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. If CNXM experiences shortages of necessary equipment or skilled labor in the future, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase or if CNXM experiences materially increased health and benefit costs for employees, our business and results of operations could be materially and adversely affected. The demand for these services, equipment and personnel can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. Weather may also play a role with respect to the relative availability of certain materials. The costs and delivery times of equipment and supplies are substantially greater in periods of peak demand. Accordingly, CNXM cannot be assured that CNXM will be able to obtain necessary services, equipment and supplies in a timely manner or on satisfactory terms, and CNXM may experience shortages of, or increases in the costs of, equipment, personnel and associated supplies, equipment and services in the future.
CNXM does not have any officers or employees and rely on officers of our general partner and employees of our Sponsor.
CNXM is managed and operated by the board of directors and executive officers of our general partner. Our general partner has no employees and relies on the employees of our Sponsor to conduct our business and activities.
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
Our future success depends to a large extent on the services of our general partner’s key employees. The loss of one or more of these individuals could materially adversely affect our business. Furthermore, competition for experienced technical and other professional personnel remains strong. If CNXM cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise.
Increases in borrowing interest rates or changes in interest rate benchmarking practices, as a result of recent regulatory developments or otherwise, could adversely impact our business, common unit price, our ability to issue equity or incur debt for acquisitions, capital expenditures or other purposes and our ability to make cash distributions at our intended levels.
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
Assuming an outstanding balance on the revolving credit facility of $311.8 million, an increase of one percentage point in the interest rates would have resulted in an increase in interest expense during 2019 of $3.1 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Terrorist activities could materially and adversely affect our business and results of operations.
Terrorist attacks, including eco-terrorism, and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to these acts, could affect the energy industry, the environment and industry-related economic conditions, including our operations and the operations of our customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future attacks than other targets in the United States. The occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy in unpredictable ways, including the disruption of energy supplies and markets, increased volatility in commodity prices or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially adversely affect our business and results of operations. Our insurance may not protect us against such occurrences.
CNXM may become subject to various legal proceedings and investigations, which may have an adverse effect on our business.
We may from time to time become a party to legal proceedings and investigations, in the normal course of business activities. Responding to investigations or defending these actions, especially purported class actions, can be costly and can distract management. There is also the possibility that we, or CNX or other customers on whom we rely, may become involved in future investigations or suits, including, for example, those being brought by communities against fossil fuel producers relating to climate change, which are beginning to gain prevalence in the courts. There is the potential that the costs of defending litigation, or the impact on us as a result of our Sponsor or other customers losing such suits, could have an adverse effect on our cash flows, results of operations or financial position.

Negative public perception regarding our industry could have an adverse effect on our operations.
Negative public perception regarding our industry resulting from, among other things, operational incidents or concerns raised by advocacy groups, related to environmental, health or community impacts, could result in increased regulatory scrutiny, which could then result in additional laws, regulations, guidelines and enforcement interpretations, at the federal or state level. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits CNXM needs to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business or could materially adversely impact our customers, which would also have a negative effect on our ability to conduct business.

Risks Inherent in an Investment in Us
Our general partner and its affiliates, including CNX Resources, have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, CNXM has no control over the business decisions and operations of CNX Resources, which is under no obligation to adopt a business strategy that favors us.
As of December 31, 2019, CNX Resources owns an aggregate 33.4% limited partner interest in us (See Note 11 - Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding changes to the CNX Resources’ ownership interest). CNX Resources, through its ownership of CNX Gathering, also owns a 2.0% general partner interest and owns and controls our general partner. In addition, CNX Gathering owns a 95% noncontrolling equity interest in our Additional Systems. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, CNX Gathering. Conflicts of interest may arise between CNX Resources and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including CNX Resources, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner;

•	our general partner determines which costs incurred by it are reimbursable by us;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions;

•	our general partner may elect to use cash to repurchase our common units, subject to compliance with our partnership agreement and debt arrangements;

•
our partnership agreement permits us to classify up to $50.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our gathering agreements with CNX Resources; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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
Our partnership agreement requires that CNXM distribute all of our available cash, which could limit our ability to grow and make acquisitions.
Our partnership agreement requires that CNXM distribute all of our available cash to our unitholders. As a result, CNXM expects to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, if CNXM is unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because CNXM will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent CNXM issues additional partnership interests in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional partnership interests, including partnership interests ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our common unitholders have no preemptive or other rights (solely as a result of their status as common unitholders) to purchase any such additional partnership interests. The incurrence of additional commercial bank borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that CNXM has available to distribute to our unitholders.
Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
Delaware law provides that a Delaware limited partnership may, in its partnership agreement, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to limited partners and the partnership, provided that the partnership agreement may not eliminate the implied contractual covenant of good faith and fair dealing. This implied covenant is a judicial doctrine utilized by Delaware courts in connection with interpreting ambiguities in partnership agreements and other contracts and does not form the basis of any separate or independent fiduciary duty in addition to the express contractual duties set forth in our partnership agreement. Under the implied contractual covenant of good faith and fair dealing, a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action.
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
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•
provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make determinations, or take or decline to take action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was in the best interests of our partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

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
Cost reimbursements, determined in our general partner’s sole discretion, and fees due our general partner and its affiliates for services provided will be substantial and will reduce the amount of cash CNXM has available for distribution to unitholders.
Under our partnership agreement, CNXM is required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and operational services agreement, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement CNXM is required to reimburse CNX Resources for the provision of certain administrative support services to us. Under our operational services agreement, CNXM is required to reimburse CNX Resources for the provision of certain maintenance, operating, administrative and construction services in support of our operations. Our general partner and its affiliates also may provide us other services for which CNXM will be charged fees as determined by our general partner. The costs and expenses for which CNXM will reimburse our general partner and its affiliates may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. The costs and expenses for which CNXM is required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash CNXM has available to distribute to unitholders.
Unitholders have very limited voting rights and, even if they are dissatisfied, they will have limited ability to remove our general partner.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders have no “say-on-pay” advisory voting rights, and no right to elect our general partner or the board of directors of our general partner. The board of directors of our general partner is chosen by its sole member, CNX Gathering, which is owned by CNX Resources. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which our common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Our general partner may not be removed unless such removal is both (i) for cause, which is narrowly defined under our partnership agreement and (ii) approved by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. As of December 31, 2019, CNX Resources owned approximately 34.0% of our total outstanding common units. As a result, our public unitholders have limited ability to remove our general partner.

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
Our general partner interest and control of our general partner may be transferred to a third party without unitholder consent.
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
CNXM may issue an unlimited number of additional partnership interests without unitholder approval, which would dilute unitholder interests.
At any time, CNXM may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders, and our unitholders have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash CNXM has available to distribute on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.
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
As of December 31, 2019, CNX Resources held 21,692,198 common units (See Note 11 - Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding changes to CNX Resources’ ownership interest). Our partnership agreement provides CNX Resources with certain registration rights under applicable securities laws. The sale of the common units held by CNX Resources in the public or private markets could have an adverse impact on the market for and price of our common units.
Our general partner’s discretion in establishing cash reserves may reduce the amount of cash CNXM has available to distribute to unitholders.
Our partnership agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which CNXM is a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash CNXM has available to distribute to unitholders.
Affiliates of our general partner, including CNX Resources and CNX Gathering, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us except with respect to rights of first offer contained in our omnibus agreement.
Our agreements do not prohibit CNX Resources or any other affiliates of our general partner, including CNX Gathering, from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including CNX Resources and executive officers and directors of our general partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, CNX Resources and other affiliates of our general partner, including CNX Gathering, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from CNX Resources and other affiliates of our general partner could materially and adversely impact our results of operations and Distributable Cash Flow.
Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on your investment. Our unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2019, CNX Resources owns approximately 34.0% of our outstanding common units (See Note 11 - Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding changes to CNX Resources’ ownership interest).
Our general partner intends to limit its liability regarding our contractual and other obligations.
Our general partner intends to limit its liability under contractual arrangements and other obligations between us and third parties so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets (or against any affiliate of our general partner or its assets). Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if CNXM could have obtained more favorable terms without the limitation on liability. In addition, CNXM is obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
Unitholders may have to repay distributions that were wrongfully distributed to them.
Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), CNXM may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
Units held by persons who our general partner determines are not “eligible holders” at the time of any requested certification in the future may be subject to redemption.
As a result of certain laws and regulations to which CNXM is or may in the future become subject, CNXM may require owners of our common units to certify that they are both U.S. citizens and subject to U.S. federal income taxation on our income. Units held by persons who our general partner determines are not “eligible holders” at the time of any requested certification in the future may be subject to redemption. “Eligible holders” are limited partners whose (or whose owners’) (i) U.S. federal income tax status or lack of proof of U.S. federal income tax status does not have and is not reasonably likely to have, as determined by our general partner, a material adverse effect on the rates that can be charged to customers by us or our subsidiaries with respect to assets that are subject to regulation by the FERC or similar regulatory body and (ii) nationality, citizenship or other related status does not create and is not reasonably likely to create, as determined by our general partner, a substantial risk of cancellation or forfeiture of any property in which CNXM has an interest. The aggregate redemption price for redeemable interests will be an amount equal to the current market price (the date of determination of which will be the date fixed for redemption) of limited partner interests of the class to be so redeemed multiplied by the number of limited partner interests of each such class included among the redeemable interests. The units held by any person the general partner determines is not an eligible holder will not be entitled to voting rights.

Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which limits our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse us for any costs CNXM has incurred in connection with such unsuccessful action.
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
Because CNXM is a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.
Our common units have a limited trading volume compared to other publicly traded securities.
Our common units are listed on the NYSE under the symbol “CNXM.” However, daily trading volumes for our common units are, and may continue to be, relatively small compared to many other securities quoted on the NYSE. The price of our common units may, therefore, be volatile.
CNXM is a publicly traded partnership which as an asset class and investment vehicle carries different risks than certain other securities that trade on public exchanges. As such, CNXM has a limited investor base which can invest in us which may affect our common unit trading volumes. CNXM is also subject to the general risks around market sentiment and demand of the publicly traded partnership asset class.
Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.
Our partnership is organized under Delaware law. Assuming that a limited partner does not participate in the control of our business within the meaning of the Delaware Act and that it otherwise acts in conformity with the provisions of our partnership agreement, its liability under the Delaware Act will be limited, subject to possible exceptions, to the amount of capital it is obligated to contribute to us for its common units plus its share of any undistributed profits and assets. If it were determined, however, that the right, or exercise of the right of, by the limited partners as a group to remove or replace our general partner for cause; approve some amendments to our partnership agreement; or take other action under our partnership agreement; constituted “participation in the control” of our business for the purposes of the Delaware Act, then the limited partners could be held personally liable for our obligations under the laws of Delaware, to the same extent as our general partner. This liability would extend to persons who transact business with us who reasonably believe that a limited partner is a general partner. Neither our partnership agreement nor the Delaware Act specifically provides for legal recourse against our general partner if a limited partner were to lose limited liability through any fault of our general partner. While this does not mean that a limited partner could not seek legal recourse, CNXM knows of no precedent for this type of a claim in Delaware case law.
Our operating subsidiaries conduct business in Pennsylvania and West Virginia. CNXM may have subsidiaries that conduct business in other states in the future. Maintenance of our limited liability as a partner or member of our subsidiaries may require compliance with legal requirements in the jurisdictions in which such subsidiaries conduct business, including qualifying such entities to do business there. Limitations on the liability of members or limited partners for the obligations of a limited liability company or limited partnership, respectively, have not been clearly established in many jurisdictions. If, by virtue of our ownership interests in our operating subsidiaries or otherwise, it were determined that we were conducting business in any state without compliance with the applicable limited partnership or limited liability company statute, or that the right or exercise of the right by the limited partners as a group to remove or replace our general partner for cause, to approve some amendments to our partnership agreement, or to take other action under our partnership agreement constituted “participation in the control” of our business for purposes of the statutes of any relevant jurisdiction, then the limited partners could be held personally liable for our obligations under the law of that jurisdiction to the same extent as our general partner under the circumstances.
If CNXM is deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.
Our initial assets consist of direct and indirect ownership interests in our operating subsidiaries. If a sufficient amount of our assets, such as our ownership interests in these subsidiaries or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940 (the “Investment Company Act”), CNXM would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if CNXM were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes, in which case CNXM would be treated as a corporation for federal income tax purposes. As a result, CNXM would pay federal income tax on our taxable income at the corporate tax rate, distributions to our unitholders would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
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
Tax Risks
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if CNXM were otherwise subjected to a material amount of additional entity-level taxation, then our Distributable Cash Flow to unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on being treated as a partnership for federal income tax purposes. CNXM has not requested a ruling from the IRS on this or any other tax matter affecting us.
Even though CNXM is a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If CNXM were treated as a corporation for federal income tax purposes, CNXM would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to unitholders. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to unitholders. Therefore, if CNXM were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing U.S. federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for certain publicly traded partnerships. Further, final Treasury regulations under Section 7704(d)(1)(E) of the Code published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. CNXM does not believe these final regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to satisfy the requirements of the exception pursuant to which CNXM is treated as a partnership for U.S. federal income tax purposes. CNXM is unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.
Unitholders’ share of income will be taxable for federal income tax purposes even if they do not receive any cash distributions.
Because a unitholder will be treated as a partner to whom CNXM will allocate taxable income that could be different in amount than the cash CNXM distributes, a unitholder’s allocable share of taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on its share of taxable income even if it receives no cash distributions. Unitholders may not receive cash distributions equal to their share of taxable income or even equal to the actual tax liability that results from that income.
If the IRS contests the federal income tax positions CNXM takes, the market for common units may be adversely impacted and the cost of any IRS contest will reduce cash available for distribution to unitholders.
CNXM has not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions CNXM takes, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all the positions CNXM takes and such positions may not ultimately be sustained. A court may not agree with some or all the positions CNXM takes. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by unitholders and general partner because the costs will reduce Distributable Cash Flow.
For partnership tax years beginning after 2017, the rules for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit were altered. Under these rules, unless CNXM is eligible to, and do, issue revised Schedules K-1 to our partners with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If CNXM is required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.
Tax gain or loss on the disposition of common units could be more or less than expected.
If unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.
Our unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law.

A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce additional taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as the recently announced IDR Transaction (See Note 25 - Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information) or a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt. A unitholder's ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted law known as the Tax Cuts and Jobs Act of 2017 (the Tax Reform Legislation), the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity's "adjusted taxable income," which is generally taxable income with certain modifications. If the limit applies, a unitholder's taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to unitholders. For example, virtually all income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of taxable income.
Under the Tax Reform Legislation, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and CNXM is required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interests in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future. Tax-exempt entities and non-U.S. persons should consult a tax advisor before investing in common units.

CNXM treats each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of common units.
Because CNXM cannot match transferors and transferees of common units and because of other reasons, CNXM adopts depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of common units or result in audit adjustments to unitholder tax returns.
CNXM prorates items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and, if successful, CNXM would be required to change the allocation of items of income, gain, loss and deduction among unitholders.
CNXM prorates items of income, gain, loss and deduction between transferors and transferees of units each month based upon the ownership of units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method CNXM has adopted. If the IRS were to successfully challenge this method, CNXM could be required to change the allocation of items of income, gain, loss and deduction among unitholders.
A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, a unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize a gain or loss from the disposition.
Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, a unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.

CNXM has adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of the common units.
In determining the items of income, gain, loss and deduction allocable to unitholders, in certain circumstances, including when CNXM issues additional units, CNXM must determine the fair market value of our assets. Although CNXM may from time to time consult with professional appraisers regarding valuation matters, CNXM makes many fair market value estimates using a methodology based on the market value of common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss allocated to unitholders. It also could affect the amount of gain from unitholders’ sale of common units and could have a negative impact on the value of common units or result in audit adjustments to unitholders’ tax returns without the benefit of additional deductions.
As a result of investing in common units, a unitholder may become subject to state and local taxes and return filing requirements in jurisdictions where CNXM operates or own or acquire properties.
In addition to federal income taxes, unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which CNXM conducts business or control property now or in the future, even if they do not live in any of those jurisdictions. Unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. CNXM currently conducts business in Pennsylvania and West Virginia. Both Pennsylvania and West Virginia currently impose a personal income tax on individuals. As CNXM makes acquisitions or expand our business, CNXM may control assets or conduct business in additional states that impose a personal income tax. It is a unitholder’s responsibility to file all federal, state and local tax returns.
 Compliance with and changes in tax laws could adversely affect our performance.

CNXM is subject to extensive tax laws and regulations, including federal, state and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

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

The Partnership’s common units are listed on the NYSE under the symbol “CNXM.” Prior to January 4, 2018, the Partnership’s common units were listed on the NYSE under the symbol “CNNX.” The following table sets forth the range of high and low sales prices of the Partnership’s common units as reported on the NYSE and the cash distributions per unit declared on the common units during each quarter for the years ended December 31, 2019 and 2018:

	High	Low	Distributions
Year ended December 31, 2019:
Quarter ended December 31, 2019	$16.65	$12.95	$0.4001
Quarter ended September 30, 2019	$15.91	$13.63	$0.3865
Quarter ended June 30, 2019	$16.11	$13.43	$0.3732
Quarter ended March 31, 2019	$18.31	$13.86	$0.3603

Year ended December 31, 2018:
Quarter ended December 31, 2018	$20.05	$15.25	$0.3479
Quarter ended September 30, 2018	$20.96	$19.00	$0.3361
Quarter ended June 30, 2018	$21.00	$17.16	$0.3245
Quarter ended March 31, 2018	$21.05	$16.82	$0.3133

Transfer Agent and Registrar
The transfer agent and registrar for our common units is EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120.
Unitholders Profile
We declared a cash distribution of $0.4143 per common unit on January 23, 2020, which will be paid on February 13, 2020 to unitholders of record as of the close of business on February 5, 2020. As of December 31, 2019, there were four registered unitholders of our common units.
Equity Compensation Plan Information
Please read “Part III. Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for additional information.
Market Repurchases
The Partnership did not repurchase any of its common units during the years ended December 31, 2019 or 2018.
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
Intent to Distribute the Minimum Quarterly Distribution
Under the Partnership’s current cash distribution policy, the Partnership intends to make a minimum quarterly distribution to the holders of common units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent the Partnership has sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that the Partnership will pay the minimum quarterly distribution on those units in any quarter. The amount of distributions paid under the Partnership’s cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of the partnership agreement. Please read “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Until January 29, 2020, our general partner held incentive distribution rights that entitled it to receive increasing percentages, up to a maximum of 48%, of the available cash we distribute from operating surplus in excess of $0.24438 per unit per quarter. The maximum distribution of 48% did not include any distributions that our general partner or its affiliates may receive on common units or the general partner interest that they own. On January 29, 2020, the Partnership and CNX Resources entered into and closed definitive agreements to eliminate the IDRs held by the Partnership’s general partner and to convert the general partner’s 2.0% general partner interest in the Partnership into a non-economic general partnership interest (the “IDR Elimination Transaction”). See “Part II. Item 8. Financial Statements and Supplementary Data—Note 11—Subsequent Events” for additional details regarding the IDR Elimination Transaction.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected consolidated balance sheet data as of December 31, 2019 and 2018 and the selected consolidated statement of operations data and of cash flows data for the years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 and the selected consolidated statement of operations data and of cash flows data for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K.
In connection with the closing of our IPO on September 30, 2014, CNX Gathering contributed to us a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our former Growth Systems (which we transferred to our Sponsor in May 2018) and a 5% controlling interest in our Additional Systems. Effective November 16, 2016, the Partnership completed the acquisition of the remaining 25% noncontrolling interest in our Anchor Systems, which brought the Partnership’s controlling ownership in that system to 100%. As required by accounting principles generally accepted in the United States (“GAAP”), we consolidate 100% of the assets and operations of all of our operating subsidiaries in our financial statements for all periods following the IPO. Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP includes only the unitholders’ controlling interests in the Partnership following the IPO.
The following table should be read together with, and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in this Annual Report on Form 10-K. The table should also be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Information and Supplementary Data.”

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
CONSOLIDATED STATEMENTS OF OPERATIONS:	(in thousands, except per share amounts)
Total gathering revenue	$305,797	$256,668	$233,848	$239,211	$203,423
Net Income	$175,300	$138,995	$134,062	$130,122	$115,531
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$174,311	$134,042	$114,993	$96,486	$71,247

Net income per limited partner unit - basic	$2.44	$1.90	$1.72	$1.59	$1.20
Net income per limited partner unit - diluted	$2.44	$1.89	$1.72	$1.58	$1.20

	As of December 31,
	2019	2018	2017	2016	2015
CONSOLIDATED BALANCE SHEETS:	(in thousands)
Property and equipment, net	$1,195,591	$891,775	$899,278	$878,560	$866,309
Total assets	$1,234,602	$925,428	$926,589	$918,557	$924,425
Total debt, including current portion and revolving credit facility	$705,912	$477,215	$149,500	$167,000	$73,500
Total partners’ capital and noncontrolling interest	$456,613	$399,314	$751,111	$725,261	$803,142

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
CASH FLOW STATEMENT DATA:	(in thousands)
Net cash flows provided by (used in):
Operating activities	$217,062	$180,115	$155,550	$160,089	$116,017
Investing activities	$(327,615)	$(138,869)	$(26,835)	$(45,328)	$(291,211)
Financing activities	$106,618	$(40,474)	$(131,942)	$(108,557)	$172,159

OTHER DATA:
Capital expenditures	$327,615	$145,331	$48,366	$50,660	$291,211
EBITDA(1)(3)	$229,964	$184,548	$161,314	$153,122	$131,419
Adjusted EBITDA(1)(3)	$239,073	$189,460	$166,404	$163,980	$131,821
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP(2)(3)	$231,998	$174,675	$136,076	$110,547	$80,310
Distributable Cash Flow(2)(3)	$181,887	$138,562	$117,031	$96,166	$70,919

(1) We define EBITDA as net income (loss) before net interest expense, depreciation and amortization, and Adjusted EBITDA as EBITDA adjusted for non-cash items which should not be included in the calculation of Distributable Cash Flow. EBITDA and Adjusted EBITDA, both non-GAAP financial measures, are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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
We believe that the presentation of EBITDA and Adjusted EBITDA provides information that is useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and Adjusted EBITDA are Net Income and Net Cash Provided by Operating Activities. EBITDA and Adjusted EBITDA should not be considered an alternative to Net Income, Net Cash Provided by Operating Activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude some, but not all, items that affect Net Income or Net Cash Provided by Operating Activities, and these measures may vary from those of other companies. As a result, EBITDA and Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.
(2) We define Distributable Cash Flow, a non-GAAP measure, as Adjusted EBITDA less Net Income attributable to noncontrolling interest, cash interest expense and maintenance capital expenditures, each net to the Partnership. Distributable Cash Flow does not reflect changes in working capital balances.
Distributable Cash Flow is a non-GAAP measure used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions to our unitholders; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.
We believe that the presentation of Distributable Cash Flow in this Annual Report on Form 10-K provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Distributable Cash Flow are Net Income and Net Cash Provided by Operating Activities. Distributable Cash Flow should not be considered an alternative to Net Income, Net Cash Provided by Operating Activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable Cash Flow excludes some, but not all, items that affect Net Income or Net Cash Provided by Operating Activities, and these measures may vary from those of other companies. As a result, our Distributable Cash Flow may not be comparable to similarly titled measures that other companies may use.
(3) The following table presents a reconciliation of the non-GAAP measures of EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP and Distributable Cash Flow to the most directly comparable GAAP financial measure of Net Income.

	For the Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net Income	$175,300	$138,995	$134,062	$130,122	$115,531
Depreciation expense	24,371	21,939	22,692	21,201	15,053
Interest expense	30,293	23,614	4,560	1,799	835
EBITDA	$229,964	$184,548	$161,314	$153,122	$131,419
Non-cash unit-based compensation expense	1,880	2,411	1,176	775	402
Loss on asset sales and abandonments	7,229	2,501	3,914	10,083	—
Adjusted EBITDA	$239,073	$189,460	$166,404	$163,980	$131,821
Less:
Net income attributable to noncontrolling interest	989	4,953	19,069	33,636	44,284
Depreciation expense attributable to noncontrolling interest	1,580	3,128	7,147	9,597	6,799
Other expenses attributable to noncontrolling interest	4,506	4,329	394	621	428
Loss on asset sales attributable to noncontrolling interest	—	2,375	3,718	9,579	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$231,998	$174,675	$136,076	$110,547	$80,310
Less: cash interest expense, net to the Partnership	29,226	19,221	4,387	1,310	407
Less: maintenance capital expenditures, net to the Partnership	20,885	16,892	14,658	13,071	8,984
Distributable Cash Flow	$181,887	$138,562	$117,031	$96,166	$70,919

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please read “Part I. Item 1A. Risk Factors.” and the section entitled “Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Unless otherwise indicated, references in this Annual Report on Form 10-K to “we,” “our,” or “us” or like terms, when referring to period prior to September 30, 2014, refer to CNX Gathering LLC, our predecessor for accounting purposes. References to the “Partnership,” “we,” “our,” “us” or similar expressions, when referring to periods after September 30, 2014, refer to CNX Midstream Partners LP, including its consolidated subsidiaries.
The Company has applied the Fast Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018.  Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 7, 2019.

Overview
We are a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of midstream energy infrastructure in the Appalachian Basin. We currently provide midstream services to our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia under long-term, fixed-fee contracts. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), which is a wholly-owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Gas Company LLC (“CNX Gas”), which is a wholly-owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX Resources”).
We remain committed to growing value for our investors over the long term by allocating capital investment to high rate of return midstream projects and delivering cash distribution growth to our investors over the long term. The Board of Directors of our general partner approves all cash distributions on a quarterly basis, subject to the terms of our partnership agreement, which requires that we distribute all of our available cash each quarter. Available cash is a metric that the Board of Directors of our general partner has considerable discretion in determining, and the Board of Directors weighs many factors in making this determination, including the consideration of maximizing the long term value and total returns for the holders of our common units.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes; (ii) EBITDA and Adjusted EBITDA; (iii) Distributable Cash Flow and (iv) operating expenses.
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of natural gas and condensate that we gather, which is primarily affected by our customers’ upstream development drilling and production volumes from the natural gas wells connected to our gathering pipelines. The willingness of our customers to engage in new drilling is determined by a number of factors, which include the prevailing and projected prices of natural gas and natural gas liquids (“NGLs”), the cost to drill and operate a well, the relative economics of alternative drilling opportunities available to our customers, the availability and cost of capital, the level of available cash flow to our customers to redeploy into drilling, and environmental and government regulations. Our Sponsor, through its ownership interests in CNX Gathering, is responsible for its proportionate share (95%) of the total capital expenditures associated with the ongoing build-out of our midstream systems in the Additional Systems.
Because the production rate of a natural gas well declines over time, we must continually obtain new supplies of natural gas and condensate to maintain or increase the throughput volumes on our midstream systems. Our ability to maintain or increase existing throughput volumes and obtain new supplies of natural gas and condensate are impacted by a number of factors, See “Part I. Item 1A. Risk Factors” for additional details.
EBITDA, Adjusted EBITDA & Distributable Cash Flow
EBITDA, Adjusted EBITDA and Distributable Cash Flow are non-GAAP measures that we believe provide information useful to investors in assessing our financial condition and results of operations. For a discussion on how we define EBITDA, Adjusted EBITDA and Distributable Cash Flow and the supporting reconciliations to their most directly comparable GAAP financial measures, please read “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information.
Operating Expense
Operating expense is comprised of costs directly associated with gathering natural gas at the wellhead and transporting it to interstate and intrastate pipelines, natural gas processing facilities or other delivery points. These costs include electrically-powered compression, direct labor, repairs and maintenance and compression expenses. With the exception of electrically-powered compression, these expenses generally remain stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.
2019 Highlights
Financial Highlights
The Partnership continued its solid financial performance and growth during the year ended December 31, 2019, which resulted in the 19th consecutive quarterly cash distribution increase at a targeted 15% annual growth rate. Comparative results net to the Partnership, with the exception of operating cash flows, which is presented on a gross consolidated basis, were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018
Net income	$174.3	$134.0
Net cash provided by operating activities	$217.1	$180.1
Adjusted EBITDA (non-GAAP)	$232.0	$174.7
Distributable Cash Flow (non-GAAP)	$181.9	$138.6
In 2019 we completed a substantial portion of major system upgrades consisting of increasing capacity, adding multiple tiers of gathering pressures for our customers, and expanding our market outlets. These upgrades included additional compression horsepower and capacity in our McQuay system area, as well as new greenfield compressor station projects, pipeline infrastructure, and transmission pipeline interconnects in our Richhill field. These system upgrades will benefit the Partnership and our customers in the future.
Throughput Highlights
During the year ended December 31, 2019, the Partnership achieved its highest gross throughput levels since its IPO, culminating with 1,821 BBtu/day gathered. Net to the Partnership, throughput levels were 1,743 BBtu/day during the year ended December 31, 2019. See “Results of Operations” below for additional information related to throughput levels.
Quarterly Cash Distribution
The Partnership declared a cash distribution to its unitholders of $0.4143 per unit on January 23, 2020, which represents a 3.6% increase from the third quarter 2019 distribution of $0.4001 per unit and a 15.0% increase from the fourth quarter 2018 distribution of $0.3603 per unit.
Industry Outlook
Although the Partnership does not have direct exposure to commodity price risk, our customers do. Notwithstanding some commodity price increases in the second half of 2018, global energy commodity prices have declined in general over the last few years, and natural gas, NGL and crude oil prices have generally declined as a result of several factors, including increased worldwide natural gas and crude oil supply and strong competition among natural gas and oil producing countries for market share.
Not all of the natural gas produced in this region can be consumed by regional demand and must therefore be exported to other regions, which causes gas produced and sold locally to be priced at a discount to many other market hubs, such as the benchmark Louisiana Henry Hub price. This discount, or negative basis, to the Henry Hub price is forecasted to continue in future years. An extended period of lower natural gas prices can negatively affect our customers in several ways, including reduced cash flows which decreases funds available for capital expenditures to replace reserves or increase production.

Results of Operations
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	For the Years Ended December 31,
(in thousands)	2019	2018	Change ($)	Change (%)
Revenue
Gathering revenue — related party	$231,482	$167,048	$64,434	38.6%
Gathering revenue — third party	74,315	89,620	(15,305)	(17.1)%
Total Revenue	305,797	256,668	49,129	19.1%

Expenses
Operating expense — related party	22,943	19,814	3,129	15.8%
Operating expense — third party	23,964	27,343	(3,379)	(12.4)%
General and administrative expense — related party	15,928	13,867	2,061	14.9%
General and administrative expense — third party	5,769	8,595	(2,826)	(32.9)%
Loss on asset sales and abandonments	7,229	2,501	4,728	189.0%
Depreciation expense	24,371	21,939	2,432	11.1%
Interest expense	30,293	23,614	6,679	28.3%
Total Expense	130,497	117,673	12,824	10.9%
Net Income	$175,300	$138,995	$36,305	26.1%
Less: Net income attributable to noncontrolling interest	989	4,953	(3,964)	(80.0)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$174,311	$134,042	$40,269	30.0%

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2019 1

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	859	—	22	881
Wet Gas (BBtu/d) [2]	659	—	60	719
Other (BBtu/d) [3]	221	—	—	221
Total Gathered Volumes	1,739	—	82	1,821

Operating Statistics - Gathered Volumes for the Year Ended December 31, 2018 1

	Anchor	Growth	Additional	TOTAL
Dry Gas (BBtu/d) [2]	716	15	9	740
Wet Gas (BBtu/d) [2]	554	1	106	661
Other (BBtu/d) [3]	66	—	7	73
Total Gathered Volumes	1,336	16	122	1,474
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
2 One billion British Thermal Units per day - BBtu/d classification as dry or wet is primarily based upon system area. In certain situations, we may elect to allow customers to access alternate delivery points within our system, which would be a negotiated change addressed on a case-by-case basis.
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
Total revenue increased approximately 19.1% to $305.8 million for the year ended December 31, 2019 compared to approximately $256.7 million for the year ended December 31, 2018, which was primarily due to a 14.2% increase in gathered volumes of dry gas and wet gas in the current year period compared to the prior year period. Significantly contributing to the volume increase was a 141 BBtu/d increase in dry gas gathered in the current year period compared to the prior year period, due primarily to significant well turn-in-line activity since December 31, 2018.
In addition, there was a 148 BBtu/d increase in other volumes year-over-year, due primarily to activity under short-haul gathering contracts, which began late in the year ended December 31, 2018. Volumes gathered under short-haul gathering contracts do not have as significant an impact on revenues as volumes gathered at our standard dry or wet gas rates.
Operating Expense
Operating expenses include electrically-powered compression, direct labor, repairs and maintenance and compression expenses. Total operating expenses were approximately $46.9 million for the year ended December 31, 2019 compared to approximately $47.2 million for the year ended December 31, 2018. Included in total operating expense is electrically-powered compression expense of $15.1 million for the year ended December 31, 2019 compared to $15.5 million for the year ended December 31, 2018, which was reimbursed by our customers pursuant to our GGAs. Although total volumes gathered increased 23.5%, operating expenses remained essentially flat after adjusting for the electrically-powered compression expense reimbursement in the year ended December 31, 2019 when compared to the prior year period. This was primarily due to continued adherence to cost control initiatives implemented by our operations team over the past few years.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $21.7 million for the year ended December 31, 2019 compared to approximately $22.5 million for the year ended December 31, 2018. The comparative decrease was primarily due to a reduction in employee-related expenses and transaction costs (see Note 1–Description of Business, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K) that were incurred in the prior year period, partially offset by an increase in the related party fees we incurred pursuant to our omnibus agreement with our Sponsor.
Loss on Asset Sales and Abandonments
During the year ended December 31, 2019, due in part to changes in customer drilling plan timing and ongoing assessments of projects that generate the highest returns on invested capital, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems. After evaluating the amount of project spending that could be repurposed to other ongoing projects, management determined that the loss on abandoning the project was $7.2 million.
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
Depreciation
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $24.4 million for the year ended December 31, 2019 compared to approximately $21.9 million for the year ended December 31, 2018. The increase was the result of additional assets placed into service over time.
Interest Expense
Interest expense is comprised of interest on our 6.5% Senior Notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $30.3 million in the year ended December 31, 2019 compared to approximately $23.6 million for the year ended December 31, 2018. The increase in interest expense was primarily due to higher interest expense incurred on increased borrowings on our credit facility, which were necessary to help support our 2019 capital program, partially offset by interest that was capitalized on qualifying capital projects.

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
We believe that the presentation of EBITDA and Adjusted EBITDA provides information that is useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and Adjusted EBITDA are Net Income and Net Cash Provided by Operating Activities. EBITDA and Adjusted EBITDA should not be considered an alternative to Net Income, Net Cash Provided by Operating Activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude some, but not all, items that affect Net Income or Net Cash Provided by Operating Activities, and these measures may vary from those of other companies. As a result, EBITDA and Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.
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
We believe that the presentation of Distributable Cash Flow in this Annual Report on Form 10-K provides information that is useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Distributable Cash Flow are Net Income and Net Cash Provided by Operating Activities. Distributable Cash Flow should not be considered an alternative to Net Income, Net Cash Provided by Operating Activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable Cash Flow excludes some, but not all, items that affect Net Income or Net Cash Provided by Operating Activities, and these measures may vary from those of other companies. As a result, our Distributable Cash Flow may not be comparable to similarly titled measures that other companies may use.

The following table presents a reconciliation of the non-GAAP measures of EBITDA, Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures of Net Income and Net Cash Provided by Operating Activities.

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Net Income	$175,300	$138,995	$134,062
Depreciation expense	24,371	21,939	22,692
Interest expense	30,293	23,614	4,560
EBITDA	229,964	184,548	161,314
Non-cash unit-based compensation expense	1,880	2,411	1,176
Loss on asset sales and abandonments	7,229	2,501	3,914
Adjusted EBITDA	239,073	189,460	166,404
Less:
Net income attributable to noncontrolling interest	989	4,953	19,069
Depreciation expense attributable to noncontrolling interest	1,580	3,128	7,147
Other expenses attributable to noncontrolling interest	4,506	4,329	394
Loss on asset sales attributable to noncontrolling interest	—	2,375	3,718
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$231,998	$174,675	$136,076
Less: cash interest expense, net to the Partnership	29,226	19,221	4,387
Less: maintenance capital expenditures, net to the Partnership	20,885	16,892	14,658
Distributable Cash Flow	$181,887	$138,562	$117,031

Net Cash Provided by Operating Activities	$217,062	$180,115	$155,550
Interest expense	30,293	23,614	4,560
Loss on asset sales and abandonments	7,229	2,501	3,914
Other, including changes in working capital	(15,511)	(16,770)	2,380
Adjusted EBITDA	239,073	189,460	166,404
Less:
Net income attributable to noncontrolling interest	989	4,953	19,069
Depreciation expense attributable to noncontrolling interest	1,580	3,128	7,147
Other expenses attributable to noncontrolling interest	4,506	4,329	394
Loss on asset sales attributable to noncontrolling interest	—	2,375	3,718
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$231,998	$174,675	$136,076
Less: cash interest expense, net to the Partnership	29,226	19,221	4,387
Less: maintenance capital expenditures, net to the Partnership	20,885	16,892	14,658
Distributable Cash Flow	$181,887	$138,562	$117,031
Distributable Cash Flow is a non-GAAP measure that is net to the Partnership. The $43.3 million increase in Distributable Cash Flow in the current year compared to the prior year was primarily attributable to an increase in volumes gathered under our fixed-fee gathering agreement with our Sponsor due to significant well turn-in-line activity over the last 12 months, coupled with continued adherence to cost control measures implemented by our operations team over the past few years.

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
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	For the Years Ended December 31,
(in millions)	2019	2018	Change
Net cash provided by operating activities	$217.1	$180.1	$37.0
Net cash used in investing activities	$(327.6)	$(138.9)	$(188.7)
Net cash provided by (used in) financing activities	$106.6	$(40.5)	$147.1

Net cash provided by operating activities increased approximately $37.0 million during the year ended December 31, 2019 compared to the prior year. The Partnership’s consolidated Adjusted EBITDA increased by $49.6 million in the current year period compared to the prior year period. The remainder of the change was the result of working capital adjustments.
Net cash used in investing activities increased significantly in 2019 compared to the prior year period due to an increase in capital spending requirements to support expected Sponsor drilling activity on our acreage in 2019 and beyond.
Net cash provided by (used in) financing activities in the current year increased compared to the prior year due to additional borrowings required to support the higher capital spending program (investing activities). The increase was partially offset by the 15% growth in our quarterly distribution per unit amount of which total distribution payments were $119.2 million in the current year compared to $94.0 million in the prior year.
Indebtedness
Revolving Credit Facility
We are party to a $600.0 million secured revolving credit facility, as amended in April 2019 (our “revolving credit facility”), that matures on April 24, 2024 and includes the ability to issue letters of credit up to $100.0 million in the aggregate. The revolving credit facility has an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the revolving credit facility by up to an additional $250.0 million. The available borrowing capacity under the revolving credit facility is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.
Borrowings under the amended revolving credit facility bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or

•	the LIBOR rate plus a margin ranging from 1.50% to 2.50%.
We incurred interest expense of $7.7 million on our revolving credit facility (not including amortization of revolver fees) during the year ended December 31, 2019. On December 31, 2019, the outstanding balance on the revolving credit facility was $311.8 million at an interest rate of 3.26%. The Partnership had the maximum amount of remaining revolving credit, or $288.2 million, available for borrowing at December 31, 2019.
For additional information on our revolving credit facility, see Note 6–Revolving Credit Facility in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Senior Notes due 2026
On March 16, 2018, the Partnership completed a private offering of $400.0 million of 6.5% senior notes due 2026 (the “Senior Notes”), and received net proceeds of approximately $394.0 million, after deducting the initial purchasers’ discount. In connection with the issuance of the Senior Notes, the Partnership capitalized related offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Net proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our revolving credit facility.
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually, in arrears, on March 15 and September 15. We incurred interest expense of $26.0 million (not including amortization of capitalized bond issue costs) on the Senior Notes during the year ended December 31, 2019.
For additional information regarding our Senior Notes, see Note 7–Long-Term Debt in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
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

Capital Expenditures for the Year Ended December 31, 2019

	Anchor	Other	Total
Capital Investment
Maintenance capital	$20,828	$1,130	$21,958
Expansion capital	294,076	11,581	305,657
Total Capital Investment	$314,904	$12,711	$327,615

Capital Investment Net to the Partnership
Maintenance capital	$20,828	$57	$20,885
Expansion capital	294,076	579	294,655
Total Capital Investment Net to the Partnership	$314,904	$636	$315,540
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
Cash Distributions
Under our current cash distribution policy, we intend to pay a minimum quarterly distribution of $0.2125 per unit, which equates to an aggregate distribution of approximately $13.8 million per quarter, or approximately $55.3 million per year, based on the general partner interest and the number of common units outstanding as of December 31, 2019. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate. Under our cash distribution policy, the decision to make a distribution as well as the amount of any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.

On January 23, 2020, the board of directors of our general partner declared a cash distribution to our unitholders of $0.4143 per common unit with respect to the fourth quarter of 2019. The cash distribution will be paid on February 13, 2020 to unitholders of record as of the close of business on February 5, 2020.
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
Contractual Obligations
The following table details the future projected payments associated with our contractual obligations as of December 31, 2019 in total and by year:

	Payments Due by Years Ending December 31,
(thousands)	2020	2021-22	2023-24	Thereafter	Total
Operating lease obligations (1)	$4,209	$—	$—	$—	$4,209
Revolving credit facility (2)	—	—	311,750	—	311,750
Long-term debt (3)	—	—	—	400,000	400,000
Interest on long-term debt (3)	26,000	52,000	52,000	31,417	161,417
Total Contractual Obligations	$30,209	$52,000	$363,750	$431,417	$877,376
(1) We lease various equipment under non-cancelable operating leases (primarily related to compression facilities) for various periods. See Item 8, Note 8—Commitment and Contingencies.
(2) We have an outstanding balance of $311.8 million on our revolving credit facility at December 31, 2019. Amounts were classified in the table above based on its maturity date of April 24, 2024 and do not include future commitment fees, interest expense or other fees on our revolving credit facility as they are variable in nature. We cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged. See Item 8, Note 6—Revolving Credit Facility.
(3) For additional information relating to our Senior Notes, see Item 8, Note 7—Long-Term Debt.

Critical Accounting Policies
For a description of the Partnership’s accounting policies and any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, see Note 2—Significant Accounting Policies—Recent Accounting Pronouncements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. The application of the Partnership’s accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. If applicable, management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
As of December 31, 2019, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
We generate substantially all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes of natural gas and condensate that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks through our customers, who may reduce or shut-in production during periods of depressed commodity prices. We have been able to mitigate this exposure to a limited extent through the use of minimum volume commitments and minimum well commitments in our GGAs with our customers. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate terms with third parties may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGLs and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $600.0 million secured revolving credit facility and pay interest at a variable rate. Assuming the December 31, 2019 outstanding balance on our revolving credit facility of $311.8 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense during 2019 of $3.1 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially and adversely affected by significant increases in interest rates.
Credit Risk
We are subject to credit risk due to the concentration of receivables from our most significant customers for gas gathering services. We generally do not require our customers to post collateral. We maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Unitholders of CNX Midstream Partners LP and the
Board of Directors of CNX Midstream GP LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNX Midstream Partners LP (the Partnership) as of December 31, 2019 and 2018, and the related consolidated statements of operations, partners’ capital and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Presentation and Disclosure of Related Party Transactions
Description of the Matter
As described in Note 4 to the consolidated financial statements, the Partnership engages, in the ordinary course of business, in related party transactions with CNX Resources Corporation (and certain of its subsidiaries) (collectively “CNX”).

Auditing the presentation and disclosure of the related party transactions, including the completeness thereof, was challenging due to CNX’s involvement in many aspects of the Partnership’s business, including the revenue earned by the Partnership from providing gathering services under the gas gathering agreement with CNX and expenses charged to the Partnership from CNX for services provided under the omnibus and operational services agreements.

How We Addressed the Matter in Our Audit
We tested the controls that address the risks of material misstatement related to the Partnership’s process of identifying and disclosing related party transactions, including controls to verify the completeness of related party transactions and disclosures.

To test the presentation and disclosure of related party transactions, we obtained a listing of all related party relationships and compared the listing to the CNX legal structure and evidence obtained from other audit procedures including, among others, inquiries of management and the audit committee, review of the board of directors and other committee meeting minutes, review of contracts, and testing of revenue and expense transactions. In addition, we tested transactions for appropriate classification as related party or third-party transactions in revenue, expense and balance sheet accounts by inspecting source documentation and evaluating the aggregation and presentation of related party financial statement line items.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2014.

Pittsburgh, Pennsylvania
February 10, 2020

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2019	2018	2017
Revenue
Gathering revenue — related party	$231,482	$167,048	$184,693
Gathering revenue — third party	74,315	89,620	49,155
Total Revenue	305,797	256,668	233,848

Expenses
Operating expense — related party (Note 4)	22,943	19,814	25,513
Operating expense — third party	23,964	27,343	26,640
General and administrative expense — related party (Note 4)	15,928	13,867	10,750
General and administrative expense — third party	5,769	8,595	5,717
Loss on asset sales and abandonments	7,229	2,501	3,914
Depreciation expense	24,371	21,939	22,692
Interest expense	30,293	23,614	4,560
Total Expense	130,497	117,673	99,786
Net Income	175,300	138,995	134,062
Less: Net income attributable to noncontrolling interest	989	4,953	19,069
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$174,311	$134,042	$114,993

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$174,311	$134,042	$114,993
Less: General partner interest in net income, including incentive distribution rights	18,707	13,387	5,614
Limited partner interest in net income	$155,604	$120,655	$109,379

Earnings per limited partner unit:
Basic	$2.44	$1.90	$1.72
Diluted	$2.44	$1.89	$1.72

Weighted average number of limited partner units outstanding (in thousands):
Basic	63,726	63,635	63,582
Diluted	63,769	63,694	63,634

The accompanying notes are an integral part of these consolidated financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of units)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$31	$3,966
Receivables — related party	21,076	17,073
Receivables — third party	7,935	7,028
Other current assets	1,976	2,383
Total Current Assets	31,018	30,450
Property and Equipment (Note 5):
Property and equipment	1,302,566	974,394
Less — accumulated depreciation	106,975	82,619
Property and Equipment — Net	1,195,591	891,775
Other Assets:
Operating lease right-of-use assets (Note 8)	4,731	—
Other assets	3,262	3,203
Total Other Assets	7,993	3,203

TOTAL ASSETS	$1,234,602	$925,428

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Trade accounts payable	$15,683	$9,401
Accrued interest payable	7,973	7,761
Accrued liabilities	43,634	26,757
Due to related party (Note 4)	4,787	4,980
Total Current Liabilities	72,077	48,899
Other Liabilities:
Revolving credit facility (Note 6)	311,750	84,000
Long-term debt (Note 7)	394,162	393,215
Total Other Liabilities	705,912	477,215

Total Liabilities	777,989	526,114

Partners’ Capital and Noncontrolling Interest:
Limited partner units (63,736,622 units issued and outstanding at December 31, 2019 and 63,639,676 units issued and outstanding at December 31, 2018)	380,473	320,543
General partner interest	7,280	10,900
Partners’ capital attributable to CNX Midstream Partners LP	387,753	331,443
Noncontrolling interest	68,860	67,871
Total Partners’ Capital and Noncontrolling Interest	456,613	399,314
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,234,602	$925,428

The accompanying notes are an integral part of these consolidated financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)

	Partners’ Capital
	Limited Partners			Capital
			General	Attributable	Noncontrolling
	Common	Subordinated	Partner	to Partners	Interest	Total
Balance at December 31, 2016	$418,352	$(65,986)	$(2,311)	$350,055	$375,206	$725,261
Net Income	72,215	37,164	5,614	114,993	19,069	134,062
Contributions from (distributions to) general partner and noncontrolling interest holders, net	—	—	30	30	(36,919)	(36,889)
Quarterly distributions to unitholders	(39,544)	(33,514)	(4,059)	(77,117)	—	(77,117)
Conversion of subordinated units to common units(1)	(62,336)	62,336	—	—	—	—
Noncash contribution of assets held by general partner	—	—	5,054	5,054	—	5,054
Unit-based compensation	1,176	—	—	1,176	—	1,176
Vested units withheld for unitholder taxes	(436)	—	—	(436)	—	(436)
Balance at December 31, 2017	$389,427	$—	$4,328	$393,755	$357,356	$751,111
Net Income	120,655	—	13,387	134,042	4,953	138,995
Contributions from (distributions to) general partner and noncontrolling interest holders, net	—	—	20	20	(3,525)	(3,505)
Quarterly distributions to unitholders	(84,104)	—	(9,940)	(94,044)	—	(94,044)
Acquisition of Shirley-Penns System	(153,587)	—	—	(153,587)	(111,413)	(265,000)
HG Energy Transaction	46,089	—	—	46,089	(179,500)	(133,411)
Noncash contribution of assets held by general partner	—	—	3,105	3,105	—	3,105
Unit-based compensation	2,411	—	—	2,411	—	2,411
Vested units withheld for unitholder taxes	(348)	—	—	(348)	—	(348)
Balance at December 31, 2018	$320,543	$—	$10,900	$331,443	$67,871	$399,314
Net Income	155,604	—	18,707	174,311	989	175,300
Contributions from general partner and noncontrolling interest holders, net	—	—	31	31	—	31
Quarterly distributions to unitholders	(96,858)	—	(22,358)	(119,216)	—	(119,216)
Unit-based compensation	1,880	—	—	1,880	—	1,880
Vested units withheld for taxes	(696)	—	—	(696)	—	(696)
Balance at December 31, 2019	$380,473	$—	$7,280	$387,753	$68,860	$456,613

(1) All subordinated units were converted to common units on a one-for-one basis on November 15, 2017. For purposes of calculating Net Income per common and subordinated unit, the conversion of the subordinated units was deemed to have occurred on October 1, 2017. See Note 2—Significant Accounting Policies—Net Income Per Limited Partner Unit and General Partner Interest.

The accompanying notes are an integral part of these consolidated financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net Income	$175,300	$138,995	$134,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	26,256	23,540	22,860
Unit-based compensation	1,880	2,411	1,176
Loss on long-term asset sales and abandonments	7,229	2,501	3,914
Other	49	388	771
Changes in assets and liabilities:
Due to/from affiliate	(3,874)	(1,580)	3,376
Receivables — third party	(907)	1,223	(8,251)
Other current and non-current assets	(4,070)	475	162
Accounts payable and other accrued liabilities	15,199	12,162	(2,520)
Net Cash Provided by Operating Activities	217,062	180,115	155,550

Cash Flows from Investing Activities:
Capital expenditures	(327,615)	(145,331)	(48,366)
Proceeds from sale of assets	—	6,462	21,531
Net Cash Used in Investing Activities	(327,615)	(138,869)	(26,835)

Cash Flows from Financing Activities:
Contributions from (distributions to) general partner and noncontrolling interest holders, net	31	(3,505)	(36,889)
Quarterly distributions to unitholders	(119,216)	(94,044)	(77,117)
Net payments on unsecured $250.0 million credit facility	—	(149,500)	(17,500)
Net borrowings on secured $600.0 million credit facility	227,750	84,000	—
Proceeds from issuance of long-term debt, net of discount	—	394,000	—
Debt issuance costs	(1,251)	(6,077)	—
Vested units withheld for unitholder taxes	(696)	(348)	(436)
Acquisition of Shirley-Penns System	—	(265,000)	—
Net Cash Provided by (Used in) Financing Activities	106,618	(40,474)	(131,942)

Net (Decrease) Increase in Cash	(3,935)	772	(3,227)
Cash at Beginning of Period	3,966	3,194	6,421
Cash at End of Period	$31	$3,966	$3,194

Cash Paid During the Period For:
Interest	$33,510	$15,283	$4,437
Noncash Investing Activities:
Accrued capital expenditures	$23,245	$19,118	$9,942

The accompanying notes are an integral part of these consolidated financial statements.

CNX MIDSTREAM PARTNERS LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS
CNX Midstream Partners LP (the “Partnership”, or “we”, “us”, or “our”) is a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of midstream energy infrastructure in the Appalachian Basin. We currently provide midstream services to our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia under long-term, fixed-fee contracts. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Gas Company LLC (“CNX Gas”), which is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX Resources”).
On January 3, 2018, CNX Gas acquired from NBL Midstream, LLC (“NBL Midstream”), a wholly owned subsidiary of Noble Energy, Inc. (“Noble Energy”), NBL Midstream’s 50% membership interest in CNX Gathering for cash consideration of $305.0 million and the mutual release of all outstanding claims between the parties (the “General Partner Transaction”). As a result of the General Partner Transaction, CNX Resources owns 100% of the membership interest in CNX Gathering and is the sole sponsor of the Partnership. Accordingly, we may refer to CNX Resources as the “Sponsor” throughout this Annual Report on Form 10-K.
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
Following the September 26, 2018 sale, Noble Energy had no remaining interests in the Partnership.
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

As a result of the CNX Transaction and HG Energy Transaction (described below), the Partnership distributed its ownership interests in (i) our former “Growth Systems,” which were primarily located in the dry gas regions of our dedicated acreage in central West Virginia, and (ii) the Moundsville area assets formerly within the Additional Systems, to CNX Gathering. CNX Gathering subsequently transferred these assets to HG Energy II Appalachia, LLC (“HG Energy”).
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

Transactions with our Sponsor and HG Energy
On May 3, 2018, we announced a strategic transaction with our Sponsor, pursuant to which we amended our gas gathering agreement (“GGA”) with CNX Gas to provide for the following (collectively, the “CNX Transaction”):

•	Dedication to the Partnership of approximately 16,100 additional Utica acres in our Anchor Systems;

•	Commitment to develop 40 additional wells in the Anchor Systems by 2023, subject to the terms of the GGA;

•	Contribution to the Anchor Systems of a 20” high pressure pipeline in addition to a one-time payment to us of approximately $2.0 million in cash; and

•
Distribution of our 5% interest in the Growth Systems and related assets, as well as our 5% interest in the Moundsville midstream assets that were a part of the Additional Systems, to CNX Gathering, which subsequently transferred the assets to HG Energy.

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
Following the CNX Transaction and HG Energy Transaction, the aggregate number of Anchor Systems well commitments to the Partnership, within five years from the date of the transactions, increased from 140 wells to 192 wells.
The Partnership has no remaining interests in the Growth Systems or the Moundsville area assets that were historically included within the Additional Systems.
Acquisition of Shirley-Penns System
Prior to March 16, 2018, CNX Gathering owned a 95% noncontrolling interest and the Partnership owned the remaining 5% controlling interest, in the Additional Systems, which owned the gathering system and related assets commonly referred to as the Shirley-Penns System (the “Shirley-Penns System”).
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

Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems, Growth Systems and Additional Systems in the applicable periods presented within this Annual Report on Form 10-K. Although the Partnership has less than a 100% economic interest in the Additional Systems and, for the period prior to May 3, 2018, had less than a 100% economic interest in the Growth Systems, each were consolidated fully with the results of the Partnership in the applicable periods. After adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflect only that portion of net income that is attributable to the Partnership’s unitholders. For example, net income attributable to general and limited partner ownership interests in the Partnership includes 100% of the results of the Shirley-Penns Systems for the period subsequent to the closing date of the Shirley-Penns Acquisition.
Transactions between the Partnership, CNX Resources and Noble Energy (for periods prior to June 28, 2017) have been identified in the consolidated financial statements as transactions between related parties in the relevant periods and are discussed in Note 4–Related Party Transactions.
Revenue Recognition
On January 1, 2018, the Partnership adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method. We did not have a transition adjustment as a result of the adoption of the new revenue standard.
Revenues from contracts with customers
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis as we gather natural gas at the wellhead. Revenue is measured as the amount of consideration we expect to receive in exchange for providing the natural gas gathering services.
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
For revenue associated with the Shirley-Penns System, for which we have remaining contractual performance obligations, the aggregate amount of the transaction price allocated to those remaining performance obligations was $362.3 million at December 31, 2019. See Note 4–Related Party Transactions for a detailed breakout of the minimum revenue by year.
The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of December 31, 2019, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the years ended December 31, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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
There were no reserves for uncollectable amounts at December 31, 2019 or 2018.
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
The carrying values on our balance sheets of our current assets, current liabilities and revolving credit facility approximate fair values due to their short maturities. We estimate the fair value of our long-term debt, which is not actively traded, using an income approach model that utilizes a discount rate based on market rates for other debt with similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $370.5 million at December 31, 2019.
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
Leases
In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842), which increases transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability are initially measured at the present value of the lease payments. In July 2018, the FASB issued ASU 2018-11 which provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if necessary. As discussed in Note 8, we adopted ASU 2016-02–Leases (Topic 842) effective January 1, 2019 utilizing the transition option provided by ASU 2018-11.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of December 31, 2019 and 2018, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at December 31, 2019 or 2018.
Variable Interest Entities
Each of the Anchor and Additional Systems, and our former Growth Systems, is structured as a limited partnership (the “Limited Partnerships”) and a variable interest entity (“VIE”). These VIEs correspond with the manner in which we report our segment information in Note 9–Segment Information, which also includes information regarding the Partnership’s involvement with each of these VIEs and their relative contributions to our financial position, operating results and cash flows.
The Partnership fully consolidates each of the Limited Partnerships through its ownership of CNX Midstream Operating Company, LLC (the “Operating Company”). The Operating Company, through its general partner ownership interest in each of the Limited Partnerships during the period in which any ownership interest exists, is considered to be the primary beneficiary for accounting purposes and has the power to direct all substantive strategic and day-to-day operational decisions of the Limited Partnerships.

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
Net Income Per Limited Partner Unit and General Partner Interest
Net income per limited partner unit is calculated using the two-class method, under which income is allocated to participating securities in accordance with the terms of our partnership agreement. The two-class method uses an earnings allocation method under which earnings per limited partner unit are calculated for each class of common unit and any participating security considering all distributions declared and participation rights in undistributed earnings as if all earnings had been distributed during the period. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units were exercised, settled or converted into common units.
Prior to the IDR Elimination Transaction on January 29, 2020 (Note 11–Subsequent Events for information related to the IDR Elimination Transaction), we allocated net income between our general partner and limited partners, which included allocations of net income to our limited partners, our general partner and the holders of our incentive distribution rights (“IDRs”) in accordance with the terms of our partnership agreement. We also allocated any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement. Following the IDR Elimination Transaction, the Partnership’s common unitholders are entitled to all distributions until the Class B units are converted to common units. Class B unitholders have no rights to distributions until they are converted into common units.
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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 24,460 and 734 phantom units that were not included in the calculation for the years ended December 31, 2019 and 2018 because the effect would have been antidilutive.
Recent Accounting Pronouncements
In May 2019, the FASB issued ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326), which provides optional targeted transition relief to entities adopting ASU 2016-13. ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2019-05 provides the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. The amendments in this ASU will be applied using the modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Partnership's financial statements.
NOTE 3 — CASH DISTRIBUTIONS
Our partnership agreement requires that we distribute all of our Available Cash from Operating Surplus, as those terms are defined in the partnership agreement, within 45 days after the end of each quarter to unitholders of record on the applicable record date, in accordance with the terms below.
Allocations of Available Cash from Operating Surplus and Incentive Distribution Rights
Prior to the IDR Elimination Transaction on January 29, 2020 (See Note 11–Subsequent Events), the following table illustrated the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner, as holder of our IDRs and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” IDRs represent the right to receive an increasing percentage, up to a maximum of 48% (which does not include the 2% general partner interest), of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described in the table below have been achieved.
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
Cash Distributions
The Board of Directors declared the following cash distributions to the Partnership’s common unitholders and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Quarterly Distribution Per Unit	Total Quarterly Cash Distribution	Date of Distribution
March 31, 2018	$0.3245	$22,700	May 15, 2018
June 30, 2018	$0.3361	$24,176	August 14, 2018
September 30, 2018	$0.3479	$25,678	November 13, 2018
December 31, 2018	$0.3603	$27,268	February 13, 2019

March 31, 2019	$0.3732	$28,940	May 14, 2019
June 30, 2019	$0.3865	$30,637	August 14, 2019
September 30, 2019	$0.4001	$32,371	November 12, 2019

See Note 11–Subsequent Events for information regarding the distribution and the IDR Elimination Transaction that was approved by the Board of Directors with respect to the quarter ended December 31, 2019.

NOTE 4 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, we engage in related party transactions with CNX Resources (and certain of its subsidiaries) and CNX Gathering, which include the fees we charge and revenues we receive under a fixed fee gathering agreement (including fees associated with electrically-powered compression that CNX Resources reimburses to us) and our reimbursement of certain expenses to CNX Resources under several agreements, discussed below. In addition, we may waive or modify certain terms under these arrangements in the ordinary course of business, including the provisions of the fixed fee gathering agreement, when we determine it is in the best interests of the Partnership to do so. Any material transactions are reviewed by the Board of Directors or the Audit Committee, together with oversight by our conflicts committee, as deemed appropriate.
We also engaged in related party transactions with Noble Energy during the year ended December 31, 2017, which primarily included the fees we charged and revenues we received under our fixed fee gathering agreement with Noble Energy. Related party revenues and related party expenses are presented as separate captions within our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.
During the year ended December 31, 2018, the Partnership closed on the Shirley-Penns Acquisition and on the CNX Transaction and HG Energy Transaction. See Note 1–Description of Business for additional information.
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
Operating expense–related party were derived from CNX Resources and consisted of the following:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Operational services–CNX Resources	$14,130	$12,739	$13,166
Electrical compression	8,813	7,075	12,347
Total Operating Expense — Related Party	$22,943	$19,814	$25,513

General and administrative expense–related party were derived from CNX Resources in the year ended December 31, 2019 and 2018 and from CNX Resources and Noble Energy in the year ended December 31, 2017 and consisted of the following:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
CNX Resources	$15,928	$13,867	$10,167
Noble Energy	—	—	583
Total General and Administrative Expense — Related Party	$15,928	$13,867	$10,750

All related party receivables were due from CNX Resources at December 31, 2019 and 2018. Related party payables consisted of the following at December 31:

(in thousands)	2019	2018
Expense reimbursements	$489	$1,143
Capital expenditures reimbursements	—	182
General and administrative services	4,298	3,655
Total Accounts Payable — Related Party	$4,787	$4,980

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

Omnibus Agreement
We are party to an omnibus agreement with CNX Resources, CNX Gathering and our general partner that addresses the following matters:

•
our payment of an annually-determined administrative support fee (approximately $7.9 million for the year ended December 31, 2019 and $1.9 million for the year ended December 31, 2018) for the provision of certain services by CNX Resources and its affiliates, including executive costs. Such costs may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis, and we are unable to estimate what those expenses would be on a stand-alone basis;

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
Gathering Agreements
2018 Gathering Agreements and Amendments
On January 3, 2018, we entered into the Second Amended and Restated GGA with CNX Gas, which is a 20-year, fixed-fee gathering agreement, under which we continue to gather, compress, dehydrate and deliver all of CNX Gas’ dedicated natural gas in the Marcellus Shale on a first-priority basis and gather, inject, stabilize and store all of CNX Gas’ dedicated condensate on a first-priority basis. Under this agreement, during the year ending December 31, 2019, we received a fee based on the type and scope of the midstream services we provide, summarized as follows:

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we received a fee of $0.442 per MMBtu.

•	For the services we provide with respect to natural gas from the Marcellus Shale formation that requires downstream processing, or wet gas, we received:

◦	a fee of $0.304 per MMBtu in the Pittsburgh International Airport area; and

◦	a fee of $0.607 per MMBtu for all other areas in the dedication area.

•	Our fees for condensate services was $5.52 per Bbl in the Majorsville area and in the Shirley-Penns area.

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

The Second Amended and Restated GGA also dedicated an additional 63,000 acres in the Utica Shale in and around the McQuay and Wadestown areas and introduced the following gas gathering and compression rates:
•Gas Gathering:

◦	McQuay area Utica - a fee of $0.225 per MMBtu; and

◦	Wadestown Marcellus Shale and Utica - a fee of $0.35 per MMBtu.

•	Compression:

◦	For areas not benefitting from system expansion pursuant to the Second Amended and Restated GGA, compression services are included in the base fees; and

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

(in millions)	Minimum Revenue
Year ending December 31, 2020	$17.5
Year ending December 31, 2021	40.7
Year ending December 31, 2022	47.7
Year ending December 31, 2023	42.8
Year ending December 31, 2024	39.6
Remainder of term	174.0
Total revenue to be recognized under Shirley-Penns contract through December 31, 2031	$362.3

For all natural gas the Partnership gathers in excess of the MVC, the Partnership received a fee of $0.3588 per MMBtu in 2019, which escalates by 2.5% January 1 of each year. Since the Shirley-Penns Acquisition, CNX Gas has exceeded the required MVC each quarter.
On May 2, 2018, we completed the CNX Transaction, pursuant to which we entered into the Second Amendment to the Second Amended and Restated GGA, which committed CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems by the end of 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:

•	July 1, 2018 to December 31, 2020 - 15 wells (As of December 31, 2019, CNX Gas has exceeded this minimum well commitment by six wells)

•	January 1, 2021 - December 31, 2023 - 25 wells (deficiency payment of $2.8 million per well)

CNX Gas provides us with quarterly updates on its drilling and development operations, which include detailed descriptions of the drilling plans, production details and well locations for periods that range from up to 24-48 months, as well as more general development plans that may extend as far as ten years. In addition, we regularly meet with CNX Gas to discuss our current plans to timely construct the necessary facilities to be able to provide midstream services to them on our dedicated acreage. In the event that we do not perform our obligations under a GGA, CNX Gas will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication and indemnification from us.
There are no restrictions under our GGAs with CNX Gas on the ability of CNX Gas to transfer acreage in the right of first offer (“ROFO”) area, and any such transfer of acreage in the ROFO area will not be subject to our right of first offer.
Upon completion of its 20-year term in 2037, our GGA with CNX Gas will continue in effect from year to year until such time as the agreement is terminated by either us or CNX Gas on or before 180 days prior written notice.
Gathering Agreements Prior to 2018
On December 1, 2016, we entered into a new fixed-fee GGA with CNX Gas that replaced the GGA that had been in place since our IPO. Under our GGA with CNX Gas, during the year ended December 31, 2018, we received a fee based on the type and scope of the midstream services we provided, summarized as follows:

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
For additional information related to our GGAs with CNX Gas and HG Energy, and amendments thereto, see “Part I. Item 1. Business—Our Gathering Agreements with CNX Gas and HG Energy” and “Item 1A. Risk Factors—Risks Related to Our Business—Our gathering agreements with our customers provide for the release of dedicated acreage or fee credits in certain situations.”
Upon completion of its 20-year term in 2037, our GGA with CNX Gas will continue in effect from year to year until such time as the agreement is terminated by either us or CNX Gas on or before 180 days prior written notice.
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
See Note 1–Description of Business for additional information.

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31:

(in thousands)	2019	2018	Estimated Useful Lives in Years
Land	$79,829	$67,624	N/A
Gathering equipment	717,277	605,722	25 — 40
Compression equipment	332,358	199,728	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	142,123	70,341	N/A
Total Property and Equipment	$1,302,566	$974,394

Less: Accumulated depreciation
Gathering equipment	$75,879	$58,561
Compression equipment	24,311	18,099
Processing equipment	6,785	5,959
Total Accumulated Depreciation	$106,975	$82,619

Property and Equipment — Net	$1,195,591	$891,775

The Partnership capitalized approximately $5.5 million and $1.1 million of interest on assets under construction during the years ended December 31, 2019 and 2018, respectively.
During the year ended December 31, 2019, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems, incurring a loss of $7.2 million.

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
On April 24, 2019, the Partnership amended its revolving credit facility and extended its maturity to April 2024. Among other things, we received an annual interest rate reduction of 0.25% on borrowings compared to the original agreement. Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%; (ii) PNC Bank, N.A.’s prime rate; or (iii) the one-month LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.50% to 1.50%; or

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
We incurred a total of $7.7 million in interest expense related to our original and as amended revolving credit facility (not including amortization of revolver fees) during the year ended December 31, 2019.
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
The revolving credit facility contains a number of affirmative and negative covenants that include, among others, covenants that restrict the ability of the Partnership, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the revolving credit facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans; (vii) sell, transfer, convey, assign or dispose of its assets or properties other than in the ordinary course of business and other select instances; (viii) deal with any affiliate except in the ordinary course of business on terms no less favorable to the Partnership than it would otherwise receive in an arm’s length transaction; and (ix) amend in any material manner its certificate of incorporation, bylaws, or other organizational documents without giving prior notice to the lenders and, in some cases, obtaining the consent of the lenders. The agreement also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the revolving credit facility agreement are secured by substantially all of the assets of the Partnership and its wholly-owned subsidiaries.
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
The Partnership was in compliance with all financial covenants at December 31, 2019.
On December 31, 2019, the outstanding balance on the revolving credit facility was $311.8 million at an interest rate of 3.26%. The Partnership had the maximum amount of remaining revolving credit available for borrowing at December 31, 2019, or $288.2 million.
At December 31, 2018, the outstanding balance on the revolving credit facility was $84.0 million at an interest rate of 4.21%.

NOTE 7 — LONG-TERM DEBT
On March 16, 2018, the Partnership, together with its wholly owned subsidiary CNX Midstream Finance Corp (“Finance Corp” and collectively with the Partnership, the “Issuers”), completed a private offering of the Senior Notes, with related guarantees (the “Guarantees”) and received net proceeds of approximately $394.0 million, after deducting the initial purchasers’ discount. In connection with the issuance of the Senior Notes, the Partnership capitalized related offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Net proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our prior $250.0 million unsecured revolving credit facility. The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. There are no principal payment requirements on the Senior Notes prior to maturity.
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
The Partnership’s long-term debt consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Senior Notes due March 2026 at 6.5%	$400,000	$400,000
Less: Unamortized debt issuance costs	1,213	1,410
Less: Unamortized bond discount	4,625	5,375
Total Long-Term Debt	$394,162	$393,215

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
Leases
On January 1, 2019, we adopted ASC 2016-02, and all related amendments, using the transition method which allows a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable. In connection with the adoption, we elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, we did not reassess whether existing or expired contracts contain leases, the lease classification for any existing or expired leases, or whether lease origination costs qualified as initial direct costs. In addition, we elected the short-term practical expedient for all asset classes by establishing an accounting policy to exclude leases with a term of 12 months or less. Prospectively, we will not separate lease components from non-lease components for any asset classes. Lastly, we adopted the easement practical expedient, which allows us to apply ASC 842 prospectively to land easements after January 1, 2019. Easements that existed or expired prior to January 1, 2019 that were not previously assessed under ASC 840 will not be reassessed.

The Partnership’s non-cancelable operating leases, the longest of which run through December 31, 2020, consist primarily of compression equipment. As of December 31, 2019, right-of-use (“ROU”) assets recorded under operating leases were $10.5 million (which includes $0.5 million of prepaid assets); accumulated amortization associated with those leases was $5.8 million. Corresponding lease liabilities associated with obligations on our ROU assets were $4.1 million, which were calculated using a weighted average incremental borrowing rate of 4.8% as of December 31, 2019. Cash paid for amounts included in the measurement of lease liabilities was $7.2 million in operating cash flows from operating leases for the year ended December 31, 2019.
Maturities of operating lease liabilities are as follows:

(in thousands)	Twelve months ended December 31,
January 1, 2020 - December 31, 2020	$4,209
Less: imputed interest	60
Present value of operating lease liabilities	$4,149

Total operating lease expense, which includes short-term leases, was $8.1 million, $7.9 million and $7.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. These expenses are included within operating expense–third party on our consolidated statement of operations.
NOTE 9 — SEGMENT INFORMATION
Operating segments are the revenue-producing components of a company for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Prior to the CNX Transaction and HG Energy Transaction, the Partnership had three operating segments, which also represented its reportable segments - the Anchor Systems, Growth Systems and Additional Systems, each of which does business entirely within the United States of America. See Note 1–Description of Business for additional information.
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
In connection with the CNX Transaction and HG Energy Transaction, the Partnership distributed its 5% interest in the Growth Systems and related assets as well as its 5% interest in the Moundsville area midstream assets, which were previously a part of the Additional Systems, to CNX Gathering, which transferred these assets to HG Energy. Because the transferred assets had activity for the year ended December 31, 2017 and for the period January 1, 2018 through May 2, 2018, we will continue to present historical segment information with regards to this transaction.

Segment results for the periods presented were as follows:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Gathering Revenue:
Anchor Systems	$296,109	$240,445	$209,470
Growth Systems	—	2,572	8,152
Additional Systems	9,688	13,651	16,226
Total Gathering Revenue	$305,797	$256,668	$233,848

Net Income (Loss):
Anchor Systems	$174,259	$139,386	$129,486
Growth Systems	—	379	607
Additional Systems	1,041	(770)	3,969
Total Net Income	$175,300	$138,995	$134,062

Depreciation Expense:
Anchor Systems	$22,708	$19,009	$17,008
Growth Systems	—	748	2,193
Additional Systems	1,663	2,182	3,491
Total Depreciation Expense	$24,371	$21,939	$22,692

Capital Expenditures for Segment Assets:
Anchor Systems	$314,904	$136,615	$46,393
Growth Systems	—	120	702
Additional Systems	12,711	8,596	1,271
Total Capital Expenditures	$327,615	$145,331	$48,366

Segment assets as of the dates presented are as follows:

	December 31,
(in thousands)	2019	2018
Segment Assets:
Anchor Systems	$1,123,488	$832,885
Additional Systems	111,114	92,543
Total Segment Assets	$1,234,602	$925,428

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

The following table presents phantom unit activity during the year ended December 31, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2018	178,629	$18.35
Granted	158,569	15.80
Vested	(137,179)	17.53
Forfeited	(25,554)	17.33
Total awarded and unvested at December 31, 2019	174,465	$16.83

The Partnership accounts for phantom units as equity awards and records compensation expense on a straight line basis over the vesting period based on the fair value of the awards on their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $1.9 million, $2.4 million, and $1.2 million of compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively, which was included in general and administrative expense–related party in the consolidated statements of operations.
At December 31, 2019, unrecognized compensation expense related to all outstanding awards was $1.5 million, which is expected to be recognized over the following two years.
NOTE 11 — SUBSEQUENT EVENTS
On January 23, 2020, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the fourth quarter of 2019 of $0.4143 per common unit. The cash distribution will be paid on February 13, 2020 to unitholders of record as of the close of business on February 5, 2020.
On January 29, 2020, CNX and CNXM entered into and closed definitive agreements to eliminate CNXM’s IDRs held by its general partner and to convert the 2.0% general partner interest in CNXM into a non-economic general partnership interest (collectively, the "IDR Elimination Transaction").

Pursuant to the IDR Elimination Transaction agreements, CNX will receive the following consideration in exchange for the IDRs and the 2% general partner interest:

•	26 million CNXM common units;

•
3 million new CNXM Class B units. The newly issued Class B units will not receive or accrue distributions until January 1, 2022, at which time they will automatically convert into CNXM common units on a one-for-one basis; and

•	$135.0 million, to be paid in three installments of $50.0 million due December 31, 2020, $50.0 million due December 31, 2021 and $35.0 million due December 31, 2022.

As a result of the IDR Elimination Transaction, CNX now owns 47.7 million common units, or approximately 53.1%, of the outstanding limited partner interests in CNXM, excluding the Class B units. Upon conversion of the Class B units to CNXM common units on January 1, 2022, CNX's ownership will increase to 50.7 million units on a proforma basis.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	For the Quarters Ended
(Dollars in thousands, except number of units)	March 31	June 30	September 30	December 31
Year Ended December 31, 2019
Revenue	$72,219	$78,101	$73,976	$81,501
Net Income	$34,976	$46,463	$43,665	$50,196
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$35,107	$46,745	$43,963	$48,496
Net income per limited partner unit:
Basic	$0.47	$0.63	$0.58	$0.76
Diluted	$0.47	$0.63	$0.58	$0.76

Year Ended December 31, 2018
Revenue	$63,869	$61,014	$60,968	$70,817
Net Income	$33,705	$30,282	$33,575	$41,433
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$27,847	$30,005	$33,639	$42,551
Net income per limited partner unit:
Basic	$0.40	$0.43	$0.47	$0.60
Diluted	$0.40	$0.43	$0.47	$0.59

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II. Item 9A of this Annual Report on Form 10-K.

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

Opinion on Internal Control over Financial Reporting

We have audited CNX Midstream Partners LP’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CNX Midstream Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CNX Midstream Partners LP as of December 31, 2019 and 2018, and the related consolidated statements of operations, partners’ capital and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2019 and the related notes of the Partnership and our report dated February 10, 2020 expressed an unqualified opinion thereon.

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
February 10, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of CNX Midstream Partners LP
We are managed by the directors and executive officers of our general partner, CNX Midstream GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. CNX Gathering LLC (“CNX Gathering”), in which CNX Resources owns a 100% membership interest, owns all of the membership interests in our general partner and has the right to appoint the entire Board of Directors of our general partner (the “Board”), including our independent directors. Our unitholders are not entitled to elect the directors of our general partner’s Board or to directly or indirectly participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
In evaluating director candidates, CNX Gathering assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of our Board to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the Board of our general partner to fulfill their duties.
Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by our general partner or its affiliates, but we sometimes refer to these individuals in this Annual Report on Form 10-K as our employees.
Director Independence
As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the New York Stock Exchange’s (“NYSE”) corporate governance requirements, including the requirements that the Board of our general partner:

•	consist of a majority of independent directors;

•	have a nominating/corporate governance committee that is composed entirely of independent directors; and

•	have a compensation committee that is composed entirely of independent directors.
As a result of these exemptions, our general partner’s Board is not comprised of a majority of independent directors. Our Board does not currently intend to establish a nominating/corporate governance committee or a compensation committee. Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.
We are, however, required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934.
Committees of the Board
The Board of our general partner has an audit committee and the ability to establish a conflicts committee, and may have such other committees as the Board shall determine from time to time.
Audit Committee
The audit committee of the Board assists with oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary. Ms. Angela A. Minas (Chairperson) and Messrs. Raymond T. Betler and John E. Jackson comprise the members of the audit committee. Each of Ms. Minas and Messrs. Betler and Jackson satisfy the definition of audit committee financial expert for purposes of the SEC’s rules.
The audit committee oversees the Partnership’s financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls.

In fulfilling its oversight responsibilities, the audit committee reviewed and discussed with management the audited financial statements contained in this Annual Report on Form 10-K.
The Partnership’s independent registered public accounting firm, Ernst & Young LLP (“EY”), is responsible for expressing an opinion on the conformity of the audited financial statements with GAAP. The audit committee reviewed with EY the firm’s judgment as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the audit committee under GAAP. The audit committee also discussed with EY the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees.
Based on the reviews and discussions referred to above, the audit committee recommended to the Board that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.
Conflicts Committee
The Board has the ability to establish a conflicts committee under our partnership agreement. If established, at least two members of the Board will serve on the conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The Board will determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates (including CNX Resources), and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our long-term incentive plan. If our general partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Board Leadership Structure and Role in Risk Oversight
Mr. Nicholas J. DeIuliis currently serves as the Chairman of the Board. Directors of the Board are designated or appointed by CNX Gathering. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
Our corporate governance guidelines provide that the Board of Directors is responsible for reviewing the process for assessing the major risks facing us and the options for their monitoring, and where appropriate, mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our independent registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.
Non-Management Executive Sessions and Unitholder Communications
The non-management members of the Board regularly meet in executive session in connection with each regularly scheduled meeting of the Board, and Ms. Minas, as Chair of the audit committee, presided over such executive sessions in 2019.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the Corporate Secretary at CNX Midstream Partners LP, CNX Center, 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
During the last fiscal year, our Board had six meetings, of which four were “regularly scheduled meetings” and two were “special meetings.” Our audit committee had nine meetings, of which all were “regularly scheduled meetings.” All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings.
Our Code of Ethics, Corporate Governance Guidelines, Whistleblower Policy and Audit Committee Charter are available on our website under “About/Our Governance”. Our Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendment to or waiver of our Code of Ethics either on our website or in a Current Report on Form 8-K filed with the SEC.

Information About Directors and Executive Officers of CNX Midstream GP LLC
Directors are appointed by CNX Gathering, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors and executive officers of CNX Midstream GP LLC as of February 1, 2020.

Name	Age	Position with Our General Partner
Nicholas J. DeIuliis	51	Chairman and Chief Executive Officer
Donald W. Rush	37	Director and Chief Financial Officer
Chad A. Griffith	42	Director, President and Chief Operating Officer
Jason L. Mumford	39	Chief Accounting Officer
Hayley F. Scott	48	Director and Audit Committee Member
Angela A. Minas	55	Director and Audit Committee Chair
Raymond T. Betler	64	Director and Audit Committee Member
John E. Jackson	61	Director and Audit Committee Member

Nicholas J. DeIuliis has served as Chairman of the Board and Chief Executive Officer of the general partner since January 3, 2018. Mr. DeIuliis is a Director and the President and Chief Executive Officer of CNX Resources Corporation. Mr. DeIuliis has more than 25 years of experience with the Company and in that time has held the positions of Chief Executive Officer since May 7, 2014, President since February 23, 2011, and previously served as the Chief Operating Officer, Senior Vice President-Strategic Planning, and earlier in his career various engineering positions. He was a Director, President and Chief Executive Officer of CNX Gas Corporation from its creation in 2005 through 2009. Mr. DeIuliis was a Director and Chairman of the Board of the general partner of CONSOL Coal Resources LP (formerly known as CNX Coal Resources LP) from March 16, 2015 until November 28, 2017. Mr. DeIuliis is a registered engineer in the Commonwealth of Pennsylvania and a member of the Pennsylvania bar.
Donald W. Rush has served as a Director and Chief Financial Officer of the general partner since January 3, 2018. Mr. Rush has also served as the Executive Vice President and Chief Financial Officer of CNX Resources Corporation since August 2, 2017. He previously served as Vice President of Energy Marketing where he oversaw the Company’s commercial functions, including mergers and acquisitions, gas marketing and transportation, in addition to holding other strategy and planning, business development and engineering positions during his 12 years with the Company. He successfully guided the Company through every significant transaction during its transition into a pure play natural gas exploration and production company, including the sale of the Company’s five West Virginia coal mines in 2013 and the separation of the Company’s Marcellus Shale joint venture with Noble Energy Inc. in 2016. Mr. Rush holds a B.S. in civil engineering from the University of Pittsburgh and an M.B.A. from Carnegie Mellon University’s Tepper School of Business.
Chad A. Griffith has served as the President and Chief Operating Officer of the general partner since September 25, 2018 and September 24, 2019 respectively. He has served as a Director of the general partner since February 8, 2019. Mr. Griffith has also served as the Executive Vice President and Chief Operating Officer of CNX Resources Corporation since January 1, 2020 and July 30, 2019 respectively. Before being appointed to his current position, Mr. Griffith served as Vice President, Commercial and Vice President of Marketing of CNX from January 2018 to July 2019, and prior to that as the Director of Marketing of CNX from November 2015 to January 2018. He was the Director of Diversified Business Units from April 2014 to November 2015. Prior to his role as Director of Diversified Business Units, Mr. Griffith held several positions with the Title group at CNX, including the Director of Title and Land Services from November 2012 to April 2014, Manager, Title and Contracting from March 2012 to November 2012, and Manager Title from February 2011 to March 2012. Mr. Griffith holds a bachelor’s degree from Frostburg State University, a law degree from West Virginia University College of Law, and an M.B.A. from Carnegie Mellon University’s Tepper School of Business. He is a licensed attorney in Maryland and licensed but inactive in West Virginia.
Jason L. Mumford has served as the Chief Accounting Officer of the general partner since September 20, 2019. Mr. Mumford has also served as the Chief Accounting Officer of CNX Resources Corporation since November 29, 2017. Prior to serving as the Chief Accounting Officer, Mr. Mumford served as CNX’s Assistant Controller from August 3, 2015, until November 29, 2017. He previously served as the CNX’s Senior Manager of Controllers from April 4, 2014 through August 2, 2015, Manager of Revenue Gas from October 31, 2011 through April 13, 2014, and Manager of Financial Accounting from May 17, 2010 through October 30, 2011. Mr. Mumford holds a Bachelor of Science degree in accounting from Westminster College and is a Certified Public Accountant.

Hayley F. Scott has served as a Director of the general partner since February 8, 2019. She has also served as Vice President, Financial Planning and Analysis of CNX Resources Corporation since June 2017. Ms. Scott held the same position at CONSOL Energy Inc. prior to its separation into two separate companies. Before joining CNX, Ms. Scott was the General Manager of Strategy and Business Development at United States Steel Corporation. During her sixteen years at U. S.  Steel, she held several titles, including Chief Financial Officer of Business Intelligence & Support Services and Director of Joint Ventures and Strategic Planning. Prior to joining the private sector, Ms. Scott was a manager for the Assurance and Business Advisory Services practice of PricewaterhouseCoopers. She holds a Bachelor of Science degree in accounting from Penn State University and is a Certified Public Accountant.

Angela A. Minas was appointed a Director of our general partner and Chairperson of our Audit Committee effective September 25, 2014. Ms. Minas also currently serves on the board of directors of the general partner of Westlake Chemical Partners LP, a public master limited partnership, and served on the board of directors of Weatherford International plc from March 2018 to December 2019. Ms. Minas previously served on the board of directors and as Audit Committee Chair for Ciner Resources LP, a public master limited partnership. From 2008 to 2012, Ms. Minas served as Vice President and Chief Financial Officer of the general partner of DCP Midstream Partners, LP, a public master limited partnership. From 2006 to 2008, Ms. Minas served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC, a public master limited liability company. Prior to her corporate roles in the MLP industry, Ms. Minas spent 20 years in the management consulting industry and held numerous leadership roles, including Partner responsible for Arthur Andersen's North American oil and gas consulting practice.  Ms. Minas serves on the Council of Overseers of the Rice University Graduate Business School. Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.
Raymond T. Betler was appointed as a Director of our general partner and member of our Audit Committee effective October 18, 2017. In July 2019, Mr. Betler retired as a Director and the President and Chief Executive Officer of Westinghouse Air Brake Technologies Corporation (NYSE: WAB)(“Wabtec”), a leading supplier of value-added, technology-based products and services for freight rail, passenger transit and select industrial markets worldwide. Prior to becoming CEO, Mr. Betler served Wabtec as President and Chief Operating Officer from May 2013 until May 2014, and Chief Operating Officer from December 2010 until May 2013. Mr. Betler was Vice President and Group Executive of the Transit Group of Wabtec from August 2008 until December 2010. Prior to his tenure with Wabtec, Mr. Betler served as President, Total Transit Systems for Bombardier Transportation. He held various executive roles within Bombardier during his 30-year career with the transportation company and its numerous predecessors. Mr. Betler is also a Director at Dollar Bank. We believe that Mr. Betler’s public company background and experience in financial matters, along with the leadership attributes indicated by his executive experience, provide an important source of insight and perspective to the board of directors of our general partner.
John E. Jackson was appointed as a Director of our general partner and member of our Audit Committee effective January 20, 2015. Mr. Jackson is the President and CEO of Spartan Energy Partners, LP (“Spartan”), a privately-owned gas gathering, treating & processing company. He has been with Spartan since its formation in March 2010. Mr. Jackson was Chairman, CEO and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider from February 2008 until its sale in October of 2009. He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc. (NYSE: EXH), from July 2004 until May 2010. Mr. Jackson served as Hanover’s President and CEO from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson is a director of Seitel, Inc., a privately-owned provider of seismic data to the oil & gas industry in North America, since August 2007, Select Energy Services, LLC, a privately-owned total water management company for oil and gas companies, since January 2012 & Main Street Capital Corporation (NYSE: MAIN) a publicly traded BDC, since August 2013. Previously, Mr. Jackson served as a director of Encore Energy Partners (NYSE: ENP) from January 2009 until its sale in December 2011 and RSH Energy, LLC, a privately-owned engineering firm, from September 2013 to March 2014. He also serves on the board of several non-profit organizations. We believe that Mr. Jackson’s background in the energy industry and experience in financial matters, along with the leadership attributes indicated by his executive experience, provide an important source of insight and perspective to the board of directors of our general partner.

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
During 2019, the following individuals served as our “Named Executive Officers” (“NEOs”):

•	Nicholas J. DeIuliis, our Chief Executive Officer;

•	Donald W. Rush, our Chief Financial Officer;

•	Timothy C. Dugan, Chief Operating Officer (until July 30, 2019); and

•	Chad A. Griffith, President and Chief Operating Officer (effective July 30, 2019).
Each of our NEOs for 2019 are also named executive officers of CNX Resources, and each NEO devotes such portion of his productive time to our business and affairs as is required to manage and conduct our operations. The tabular and narrative information required by this Item 11 pursuant to Item 402 of Regulation S-K with respect to our NEOs is incorporated herein by reference from the disclosures which will be included under the caption “Executive Compensation” in a subsequent amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

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
As of February 1, 2020, CNX Resources owns 47,692,198 common units, representing an approximate limited partner interest of 53.1% on common units outstanding.
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
IPO Stage
The consideration received by our general partner and its affiliates in connection with the IPO for the contribution to us of a 75% controlling interest in our Anchor Systems, a 5% controlling interest in our Growth Systems and a 5% controlling interest in our Additional Systems:

•	9,038,121 common units;

•	29,163,121 subordinated units;

•	a 2% general partner interest in us;

•	the IDRs; and

•	a distribution of approximately $408.0 million from the net proceeds of the IPO.
Post-IPO Operational Stage
Distributions of available cash to our general partner and its affiliates

•
We will generally make cash distributions of 98% to the unitholders pro rata, including CNX Resources, and 2% to our general partner, assuming it has made any capital contributions necessary to maintain its 2% general partner interest in us.

Payments to our general partner and its affiliates

•
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and operational services agreement, our general partner determines the amount of these expenses in good faith under the terms of our partnership agreement. Under our omnibus agreement, we will reimburse our Sponsor for expenses incurred by our Sponsor and its affiliates in providing certain general and administrative services to us, including the provision of executive management services by certain officers of our general partner. The expenses of other employees will be allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our general partner who provide services to us. We will also reimburse our Sponsor for any additional out-of-pocket costs and expenses incurred by our Sponsor and its affiliates in providing general and administrative services to us. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits.

•
Under our operational services agreement, we will pay our Sponsor for any direct costs actually incurred by our Sponsor and its affiliates in providing our gathering pipelines and dehydration, treating and compressor stations and facilities with certain maintenance, operational, administrative and construction services.

Withdrawal or removal of our general partner

•
If our general partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

On January 29, 2020, the Partnership and CNX Resources entered into and closed the IDR Elimination Transaction. See “Part II. Item 8. Financial Statements and Supplementary Data—Note 11—Subsequent Events” for additional details regarding the IDR Elimination Transaction.

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
For a description of our related party transactions, see Item 8, Note 4–Related Party Transactions, which is incorporated herein by reference.
Director Independence
Our disclosures in Item 10. “Directors, Executive Officers and Corporate Governance” are incorporated herein by reference.
Procedures for Review, Approval and Ratification of Related Person Transactions
The Board has adopted a code of business conduct and ethics that provides that the Board or its authorized committee will review on at least a quarterly basis all transactions with related persons that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the Board or its authorized committee considers ratification of a transaction with a related person and determines not to so ratify, the code of business conduct and ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.
Our code of business conduct and ethics provides that, in determining whether or not to recommend the initial approval or ratification of a transaction with a related person, the Board or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young LLP served as the Partnership’s independent registered public accounting firm for the years ended December 31, 2019 and 2018.  The following table sets forth the aggregate fees billed by Ernst & Young LLP for the services they provided to us during each of the last two fiscal years.

	Year Ended December 31,
(in thousands)	2019	2018
Audit fees	$517	$563
Audit-related fees	—	198
Tax fees	—	—
All other fees	—	—
Total fees	$517	$761

Audit fees include fees for the audit of the Partnership’s annual financial statements in the Partnership’s Annual Report on Form 10-K, reviews of the Partnership’s financial statements included in the Partnership’s quarterly reports on Form 10-Q, and services that are normally provided in connection with regulatory filings, including consents.
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
All of the services performed by Ernst & Young LLP in 2019 and 2018 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. Proposed services may require specific pre-approval by the audit committee (e.g., annual financial statement audit services) or alternatively, may be pre-approved without consideration of specific case-by-case services. In either case, the audit committee must consider whether such services are consistent with SEC rules on auditor independence.
Under the forgoing policy, the Partnership’s independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements;

•	Financial information systems design and implementation;

•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	Actuarial services;

•	Internal audit outsourcing services;

•	Management functions;

•	Human resources functions;

•	Broker-dealer, investment adviser or investment banking services;

•	Legal services;

•	Expert services unrelated to the audit; or

•	Prohibited tax services

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules.
Our consolidated financial statements are included in Part II. Item 8 of this Annual Report on Form 10-K. Financial statement schedules required under SEC rules but not included in this Annual Report on Form 10-K are omitted because they are not required, not applicable or the required information is contained in the consolidated financial statements or notes thereto.
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	8/25/2014
3.2*	Certificate of Amendment to Certificate of Limited Partnership of CNX Midstream Partners LP	8-K	001-36635	3.1	1/3/2018
3.3*	Second Amended and Restated Agreement of Limited Partnership of CNX Midstream Partners LP	8-K	001-36635	3.2	1/3/2018
4.1*	Indenture, dated as of March 16, 2018, among CNX Midstream Partners LP, CNX Midstream Finance Corp., the guarantors party thereto and UMB Bank, N.A., as Trustee.	8-K	001-36635	4.1	3/16/2018
4.2†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*	Contribution, Conveyance and Assumption Agreement, dated as of September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC and CONE Midstream Operating Company LLC	8-K	001-36635	10.1	10/3/2014
10.2*	Omnibus Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC, CONE Midstream Operating Company LLC, CONE Midstream DevCo I LP, CONE Midstream DevCo II LP and CONE Midstream DevCo III LP	8-K	001-36635	10.2	10/3/2014
10.3*	First Amended and Restated Operational Services Agreement, dated December 1, 2016, by and between CONE Midstream Partners LP and CNX Gas Company LLC	8-K	001-36635	10.1	12/7/2016
10.4*	Purchase and Sale Agreement, dated as of February 7, 2018, by and among CNX Midstream Partners LP, CNX Midstream DevCo I LP, CNX Midstream DevCo III LP, CNX Gathering LLC, and, for certain purposes, CNX Midstream DevCo I GP LLC, CNX Midstream DevCo III GP LLC and CNX Midstream Operating Company LLC	10-K	001-36635	10.15	2/7/2018

10.5*	Second Amended and Restated Gathering Agreement, dated January 3, 2018, by and among CNX Gas Company LLC, CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	10.2	1/3/2018
10.6*	First Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of March 16, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.1	8/2/2018
10.7*	Second Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 2, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.2	8/2/2018
10.8*	Third Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 15, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.3	8/2/2018
10.9*	Credit Agreement dated as of March 8, 2018, among CNXM, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	3/12/2018
10.10*	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, to the Credit Agreement, dated as of March 8, 2018, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	3/16/2018
10.11*	Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, to the Credit Agreement, dated as of March 8, 2018, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	4/30/2019
10.12*	Limited Consent and Amendment to Credit Agreement, dated December 22, 2017, by and among CONE Midstream Partners LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto	10-K	001-36635	10.10	2/7/2018
10.13*	Registration Rights Agreement, dated January 3, 2018, between CNX Midstream Partners LP and NBL Midstream, LLC	8-K	001-36635	10.1	1/3/2018
10.14*#	Form of Phantom Unit Award Agreement (3-Year Vest)	8-K	001-36635	10.1	1/22/2015
10.15*#	Form of Phantom Unit Award Agreement (1-Year Vest)	10-K	001-36635	10.12	2/7/2018
10.16*#	Form of Phantom Unit Award Agreement (3-Year Vest)	10-K	001-36635	10.16	2/7/2019
10.17*#	Form of Phantom Unit Award Agreement (1-Year Vest)	10-K	001-36635	10.17	2/7/2019
21.1†	List of Subsidiaries of CNX Midstream Partners LP
23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1†	Power of Attorney of Directors and Officers of CNX Midstream GP LLC
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
104†	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
* Incorporated by reference into this Annual Report on Form 10-K as indicated.
† Filed herewith.
# Compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of February 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 10th day of February 2020.

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer and Director (Principal Financial Officer)

By:	/S/ CHAD A. GRIFFITH
Chad A. Griffith
President, Chief Operating Officer and Director

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ HAYLEY F. SCOTT
Hayley F. Scott
Director

By:	/S/ ANGELA A. MINAS
Angela A. Minas
Director

By:	/S/ RAYMOND T. BETLER
Raymond T. Betler
Director

By:	/S/ JOHN E. JACKSON
John E. Jackson
Director