Form 10-K/A
period 2019-12-31
CNX Midstream Partners LP
filed 2020-04-27
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
Amendment No. 1
(Mark One)
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
As of March 9, 2020, CNX Midstream Partners LP had 89,799,224 common units outstanding.

EXPLANATORY NOTE
CNX Midstream Partners LP (the “Partnership”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to its Annual Report for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2020 (the “Original Form
10-K”),
solely to include information required by Items 11 and 12 of Part III of Form
10-K.
The information required by Items 11 and 12 of Part III of Form
10-K
was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
This Amendment amends and restates in its entirety Items 11 and 12 of Part III of the Original Form
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
TABLE OF CONTENTS
PART III

ii

PART III
ITEM 11.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction

Neither we nor our general partner, CNX Midstream GP LLC, employ any of the individuals who serve as executive officers of our general partner and who are responsible for managing our business. We are managed by our general partner. For 2019, the executive officers of our general partner were employees of CNX Resources Corporation (the “Company”), and their respective compensation was set and paid by the Company under its compensation programs. We and our general partner are parties to an operational services agreement with the Company pursuant to which, among other matters:
•	the Company made available to our general partner the services of its employees who acted as the executive officers of our general partner; and

•
our general partner paid administrative fees to the Company to cover the services provided to us by the executive officers of our general partner who were employees of the Company. For 2019, such fees totaled approximately $1.0 million.

During 2019, our named executive officers (“named executives”) were:
•	Nicholas J. DeIuliis, Chairman and Chief Executive Officer (“CEO” or “Chief Executive Officer”)

•	Donald W. Rush, Chief Financial Officer

•	Chad A. Griffith, President and Chief Operating Officer

•	Timothy C. Dugan, Former Chief Operating Officer*

*Mr. Dugan ceased serving as Chief Operating Officer of the Company and the general partner as of July 30, 2019. From July 30, 2019 through his retirement on December 31, 2019, Mr. Dugan continued as an employee of the Company. In connection with his departure, Mr. Dugan forfeited all of his unvested equity outstanding at December 31, 2019 and the right to receive any short-term incentive compensation (“STIC”) payout for 2019 performance. He did not receive long-term incentive awards (“LTIC”) in 2019). For additional information, see “
Former Chief Operating Officer Agreement
.”
After the Company separated from its coal business in November 2017, the roles and responsibilities of the executive team of the Company and the general partner were revisited. With the reduced size of the overall size of the Company, it was determined that those positions which were “executive officer” positions within the meaning of the applicable Exchange Act rule would be similarly reduced for the Company and the Partnership and, as such, the Partnership had no more than three individuals serving in such roles with us at the end of fiscal year 2019 (Messrs. DeIuliis, Rush, and Griffith). Accordingly, this CD&A focuses solely on these three named executives, except as otherwise stated.
This Compensation Discussion and Analysis (“CD&A”) provides an overview of compensation policies and programs applicable to our named executives and describes the compensation objectives, policies and practices with respect to our named executives. The elements of compensation provided by the Company with respect to our named executives’ compensation are not subject to approval by the Board of Directors of our general partner (the “Board of Directors”) other than with respect to awards made under the CNX Midstream Partners LP 2014 Long-Term Incentive Plan (the “CNXM LTIP”). The Board of Directors approved the grant of phantom unit awards to Messrs. Rush and Griffith in January 2019 to provide them compensation that directly incentivizes performance at the Partnership and align their interests with the Partnership’s unitholders.
Members of the Board of Directors who are employees of the Company (Messrs. DeIuliis, Rush and Griffith and Ms. Scott) do not receive any additional compensation in connection with their board service. The following discussion provides information about the Company’s compensation decisions and policies with regard to our named executives for the 2019 fiscal year, and is intended to provide investors with the information necessary to understand the Company’s compensation policies and decisions. It also provides context for the disclosure included in the executive compensation tables below.
This CD&A contains references to one or more financial measures that have not been calculated in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of each disclosed non-GAAP
financial measure to the most directly comparable GAAP financial measure is provided in the “
Calculation of Non-GAAP Financial Measures
” section of this CD&A.
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
Each named executive’s total compensation opportunity has been generally targeted within a reasonable range around the median of similarly-situated executives at the Company’s peer group companies after consideration of the items described in the next paragraph. For 2019, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) determined not to retain a compensation consultant in line with the Company’s overall cost-cutting initiatives, and the Compensation Committee also determined that it did not need to incur additional costs to benchmark executive compensation since it had been benchmarked the prior year.
Key factors affecting the Compensation Committee’s 2019 executive compensation determinations included: (i) the nature and scope of an executive’s responsibilities; (ii) an executive’s performance (including contribution to the Company’s financial results); (iii) the overall financial performance of the Company; and (iv) reducing target compensation of the Company’s named executives in the aggregate.
Process for Evaluating Compensation
Generally, in the first quarter of each year, the Compensation Committee meets to establish the base salaries, incentive opportunities, and related performance goals of the Company’s incentive compensation programs, including the STIC and LTIC. To establish compensation for a particular person (other than Mr. DeIuliis), the Company’s Human Resources personnel make initial assessments that are submitted to Mr. DeIuliis for review. This assessment considers relevant industry salary practices, the complexity and level of responsibility associated with the particular person’s position, the position’s overall importance to the Company in relation to other executive positions, and the competitiveness of the person’s total compensation. Mr. DeIuliis may make appropriate changes to this qualitative assessment based on his determination of such person’s past performance. The Compensation Committee then reviews: (i) Mr. DeIuliis’ compensation recommendations for each person and (ii) Mr. DeIuliis’ evaluation of each person’s performance and internal value. After considering the factors described above, and in consultation with Mr. DeIuliis, the Compensation Committee approved the named executives’ 2019 compensation packages.
To establish compensation for Mr. DeIuliis, the Compensation Committee reviews: (i) his self-evaluation of his annual performance and (ii) the Company’s Board of Directors’ evaluation of his annual performance. After considering these factors, the Compensation Committee reviews and approves, and recommends that the Company’s Board of Directors approves, Mr. DeIuliis’ compensation. Mr. DeIuliis does not participate in, and is not present for, any approvals relating to his compensation.

Compensation Decisions for 2019

Elements of Executive Compensation Program
In 2019, the Company continued to compensate its executives through the following:

Compensation Element	Form of Compensation	Performance Criteria/Formula					Purpose
Base Salary	• Cash	Individual performance and experience in the role are the primary factors in determining base salaries.					To provide fixed compensation to attract and retain key executives and offset the cyclicality in the Company’s business that impacts variable pay.

	• Cash	For the Company’s 2019 STIC, the formula was:					To provide incentives to
employees to achieve
Short Term Incentive		Performance Measure		Individual Performance		Total Result	Adjusted EBITDAX per share and individual
Compensation Program (“STIC”)		Adjusted EBITDAX/ Share	+	Capped at 20% of Total STIC Payout	=	190% + Individual Performance	performance goals for the year and to reward employees for the achievement of those goals.

	• 2016, 2017, 2018 and 2019 PSUs (vesting 1/5 per year for five years)	• PSUs represented generally 55% of the LTIC in each of the 2016-2019 programs • For the PSU awards granted in 2019 for the 2019 – 2023 performance period, the LTIC formula was as follows:					To create a strong incentive for key management members to achieve long-term performance objectives
		Performance Measure (2019 PSUs)		Weight		Total Units Earned (2019 Tranche)	and strategic plan, and to align management’s interests with those of the Company’s shareholders.
		Relative TSR (TSR Peer Group) Absolute Stock Price		50% 50%		100%	Equity awards also are intended to retain executive
		• For the PSU awards granted in 2018 for the 2018 – 2022 performance period, the LTIC formula was as follows:					talent. All equity awards settle in stock.
		Performance Measure (2018 PSUs)		Weight		Total Units Earned (2019 Tranche)
		Relative TSR (S&P 500) Absolute Stock Price		50% 50%		0%
Long-Term Incentive Compensation		• For the PSU awards granted in 2017 for the 2017 – 2021 performance period, the LTIC formula was as follows:
Program (“LTIC”)		Performance Measure (2017 PSUs)		Weight		Total Units Earned (2019 Tranche)
		Relative TSR (S&P 500) Absolute Stock Price		50% 50%		0%
• For the PSU awards granted in 2016 for the 2016 – 2020 performance period, the LTIC formula was as follows:
		Performance Measure (2016 PSUs)		Weight		Total Units Earned (2019 Tranche)
		Relative TSR (S&P 500) Absolute Stock Price		50% 50%		132.4%

	• 2019 RSUs (vesting 1/3 per year for three years)	• RSUs represented generally 45% of the 2019 LTIC • RSUs have time-based vesting

Compensation Element	Form of Compensation	Performance Criteria/Formula	Purpose
Partnership Phantom Units	• 2019 Phantom Units (vesting 1/3 per year for three years)	• Phantom Units have time-based vesting	To incentivize management members who have significant responsibilities for the Partnership.
Other Agreements and Benefits	• Retirement Benefits		To attract and retain key
	• Change in Control Severance Agreements (“CIC Agreements”)		management members and for CIC Agreements, to motivate executives to take actions that are in the best interests of the Company.
Perquisites	Examples of the Company’s perquisites include:		To provide a competitive compensation package.
• Vehicle Allowance • Occasional Event Tickets

2019 Base Salary
The base salaries of our named executives were as follows at year-end
2019 and
year-end
2018:

Named Executive	Salaries at Year-End 2018	Salaries at Year-End 2019
Nicholas J. DeIuliis (Chief Executive Officer)	$800,000	$800,000
Donald W. Rush (Chief Financial Officer)	$435,969	$440,000
Chad A. Griffith (Chief Operating Officer) (1)	$250,000	$325,000
Timothy C. Dugan (Former Chief Operating Officer)	$460,163	$450,000

(1)	Mr. Griffith was promoted to the positions of Chief Operating Officer of the Company and the general partner in July 2019 and the Compensation Committee approved an increase to his base salary.

2019 STIC
The STIC program is designed to deliver annual cash awards when the Company and its executives are successful in meeting or exceeding established performance targets and to pay less, or nothing at all, when the Company and/or its employees fall short of these targets. The STIC program provides incentive compensation (measured at target) that is comparable to compensation provided by companies with which the Company competes for executive talent. The description of the 2019 STIC program established by the Compensation Committee applied to all of the named executives for the January 1, 2019 – December 31, 2019 performance period.
The Compensation Committee determined to base the 2019 STIC applicable to the January 1, 2019 – December 31, 2019 performance period on the achievement of (i) Adjusted EBITDAX per share and (ii)
 pre-established
individual performance goals for executive officers.
Part One: Adjusted EBITDAX/Share Goal:
EBITDAX per share was calculated as described in “
Calculation of Non-GAAP Financial Measures
” below and had a score ranging from 0 – 200%, with a score of 100% indicating target performance and a higher score (up to a maximum of 200%) indicating above-target performance as follows:

Adjusted EBITDAX/Share	Performance Level	EBITDAX Score

$5.23/share	Maximum	200%
(based on $1,055M Adjusted EBITDAX)

$4.84/share	Target	100%
(based on $975M Adjusted EBITDAX)

$4.72/share	Threshold	70%
(based on $951M Adjusted EBITDAX)

If the threshold, or minimum, score of 70% had not been achieved, a score of zero would have been assigned, with no payout. If the Adjusted EBITDAX per share performance level equaled or exceeded the threshold, the EBITDAX Score was assigned with total payout potentially modified by the individual performance factor described below. The target Adjusted EBITDAX per share performance factor was derived from the annual Board-approved profit objective for the Company for 2019.
The “EBITDAX Score” was applied to the following formula:

The Adjusted EBITDAX per share was achieved at $5.19/share (Adjusted EBITDAX of $967.9M
(1)
) resulting in the achievement of the goal at 190%.
    Part Two: Individual Performance Goals:
The Compensation Committee approved each named executive’s achievement of the individual strategic performance goals for 2019. The goals (both quantitative and qualitative) were weighted equally. The named executives’ performance relative to the below goals was capped at 20% percent of the total STIC payout (which together with the Adjusted EBITDAX/share payout, can never exceed 250% of target payout). The individual strategic performance goals (and related performance results) were as follows:

Quantitative Measures	Performance Results

Achieve a Cash Return on PP&E Invested (Cash Return/Average Gross PP&E (Property, Plant & Equipment)) of 10% (1)	Achieved Cash Return on PP&E Invested of 10%

Stock buyback activity	Achieved 12.9 million shares repurchased, rendering a rate of return of more than 25%.

Increase net asset value (“NAV”) per share (1) by 10% by year-end 2019 (without regard to changes in commodity pricing), as determined using consistent NAV per share methodology.
The Company remains committed to maximizing NAV per share and staying focused on creating and protecting the Company’s long-term value. The Company has effectively done this by creating a strong balance sheet with manageable debt maturities, building a hedge book that protects its margins, and embedding flexibility in its development plan in order to adjust activity levels up and down as market conditions dictate. Additionally, in light of the increasingly deteriorating market conditions during 2019, the Company prioritized the generation of free cash flow by reducing the pace of its development plan and implementing various cost savings programs for capital spending, operating expenses, and selling, general, and administrative (“SG&A”) (including organizational changes that are expected to reduce SG&A cash spend in 2020 by approximately $30 million
(2)
when compared to 2018). This flexibility, coupled with the increasingly volatile gas markets and industry outlook, makes NAV difficult to measure and calculate at any given point in time. The decisions the Company made in 2019 are expected to maximize the Company’s NAV per share in the long-term.

Qualitative Measures	Performance Results

Assist operations team in achieving their performance metrics of completions efficiency (Marcellus Shale and Utica Shale), drilling efficiency (Marcellus Shale and Utica Shale), and Safety and Environmental.

Achieved by:
•
Improved cycle times, reduced costs, and minimized environmental footprint.
•
Reduced Marcellus drilling costs per lateral foot by 13% and increased Marcellus lateral lengths by 33%.
•
Improved drilling efficiency by over 100% since last Southwestern Pennsylvania (“SWPA”) Utica well was drilled in 2017.
•
Improved SWPA Utica frac efficiency 131% year-over-year and improved Marcellus efficiency 14% year-over-year.
•
Introduced casings in Marcellus wells to reduce risk and enhance safety.
•
Notice of Violations decreased from 47 in 2018 to 46 in 2019.
•
No safety violations in 2019 as designated by federal and state regulations.

At least 25% of all new hires will be diverse (that is, women and minorities) and at least 25% of all candidates interviewed will be diverse.	Achieved 32% diversity with all new hires and approximately 25% of all candidates interviewed were diverse.

(1)	See “ Calculation of Non-GAAP Financial Measures ” below for non-GAAP reconciliations and an explanation of NAV per share.

(2)	See “ Calculation of Non-GAAP Financial Measures ” below for information regarding SG&A cash spend.

Based on the results of the 2019 STIC as shown above, the ultimate payouts to our named executives for 2019 performance were as follows:

Named Executive	Target Opportunity Percentages (% of Base Salary)	Target Payout Opportunity	EBITDAX Payout	Individual Performance Payout	Total Payout

Nicholas J. DeIuliis (Chief Executive Officer)	120%	$ 960,000	$1,824,000	$ 384,000	$2,208,000

Donald W. Rush (Chief Financial Officer)	60%	$ 264,000	$501,600	$ 105,600	$607,200

Chad A. Griffith (Chief Operating Officer)	60%	$ 195,000	$370,500	$ 78,000	$448,500

LTIC
The Company’s LTIC program is designed to create a strong incentive for the named executives to achieve the longer-term performance objectives in the Company’s strategic plan and to align management’s interests with those of the Company’s shareholders. The Compensation Committee determined that Messrs. DeIuliis, Rush and Griffith would receive their entire 2019 long-term incentive opportunity in the form of PSUs and RSUs, with 55% of their respective target long-term incentive opportunity in the form of PSUs, and 45% in the form of time-based RSUs, except in the case of Messrs. Rush and Griffith who also received a portion of their long-term incentive opportunity in the form of phantom units in CNXM as more fully described below. The Compensation Committee believes that PSU awards align the interests of employees with those of the Company’s shareholders because the vesting of such awards is tied to the achievement of pre-approved,
long-term performance goals related to the Company’s stock price.
A. 2019 PSU Grants and 2019 Tranche Metrics and Performance
In January 2016, 2017, 2018 and 2019, the Compensation Committee granted PSUs that vest, if earned, ratably over a five-year period. The performance periods for the 2016 PSU Program, 2017 PSU Program, 2018 PSU Program and 2019 PSU Program (collectively, the “Programs”) are for the calendar years: 2016 through 2020; 2017 through 2021; 2018 through 2022; and 2019 through 2023, respectively. This five-year vesting period encourages retention among our named executives.
The vesting of the 2019 tranches of the named executives’ PSU awards was calculated based on the following pre-established,
equally-weighted goals, with the aggregate payout capped at 200% of target:
(i)	Relative TSR:

•
2016 PSU Program, 2017 PSU Program and 2018 PSU Program
: Total Stockholder Return (“TSR”) relative to the S&P 500 (measured by comparing the Company’s average closing stock price per share for the 10 days ended December 31, 2019 and the companies in the S&P 500 as of that same date against their average closing stock price per share for the 10 days ended on December 31 st
of the year prior to the grant date; dividends are included).

•
2019 PSU Program
: TSR relative to a peer group of the Company consisting of six oil and gas exploration and production companies in the Appalachian Basin (Antero Resources Corporation, Cabot Oil & Gas Corporation, EQT Corporation, Gulfport Energy Corporation, Range Resources Corporation and Southwestern Energy Company) (the “TSR Peer Group”) (measured by comparing the Company’s average closing stock price per share for the 10 days ended December 31, 2019 and the companies in the TSR Peer Group as of that same date against their average closing stock price per share for the 10 days ended December 31 st
of the year prior to the grant date; dividends are included).

(ii)
Absolute Stock Price Appreciation:
Absolute stock price appreciation is determined by comparing the average closing stock price per share for the 10 days ending on December 31 of each year during the five-year performance period against the average closing stock price per share for the 10 days ended on January 29, 2016 for the 2016 PSU Program ($5.26), January 31, 2017 for the 2017 PSU Program ($16.11), January 30, 2018 for the 2018 PSU Program ($14.43) and January 31, 2019 for the 2019 PSU Program ($13.06) (collectively, the grant date stock prices or the “GDSPs”).

(1)   Straight line interpolation between performance levels.
(2)   After reviewing the Company’s prior stock price performance and consideration of the Company’s business plan, the Compensation Committee considered the stock price goals applicable to the remaining tranches of the PSU awards as confidential and challenging, but attainable.
In the event that a tranche fails to pay out at the end of any annual tranche period with respect to the absolute stock price measure (a “Missed Year”), the unvested PSUs attributable to the Missed Year may still become fully vested, capped at the target level, if the Company achieves target performance (or greater) as determined after the end of the performance period of a future tranche. The opportunity to recoup any missed payouts can occur for any prior tranche, but only up to target performance level for that prior period. This is, in fact, a long-term feature of the program that continues to incentivize employees to take actions that result in stock price appreciation in future years and not disincentivize participants in the event one component is not achieved in one year.
Additionally, for the 2017, 2018 and 2019 PSU Programs only, if the closing market price of the Company’s common stock equals or exceeds 200% for one or more future years, all unvested PSUs associated with those specific years will pay out at 200% immediately (“Special Vesting”). The Compensation Committee believes that this Special Vesting feature will help to enhance the retention of the executives. This furthers the Company’s Board of Directors’ objective of aligning shareholder and management interests to increase the Company’s stock price. If the Company achieves its goals for its shareholders sooner than expected, then management is appropriately compensated. This award term was not included in the CEO’s 2019 PSU award.
The Missed Year and Special Vesting provisions described above only apply to 50% of the PSU Awards (i.e., only the absolute stock price goal). In total, the Company’s Board of Directors believes that these features help the PSU program achieve an overall balanced approach by continuing to incentivize employees to operate the Company in a manner that will achieve long-term stock price appreciation in alignment with shareholders’ interests.
The target awards for the 2019 PSU Program are as follows:
(1)

Named Executive	Aggregate Dollar Value of 2019 PSU Awards
Nicholas J. DeIuliis (Chief Executive Officer)	$2,750,000
Donald W. Rush (Chief Financial Officer)	$748,000
Chad A. Griffith (Chief Operating Officer)	$171,875

(1)	Mr. Griffith was promoted to the positions of Chief Operating Officer of the Company and the general partner in July 2019, but did not receive additional long-term incentive awards at that time.

In January 2020, the Compensation Committee determined the payouts for each of the PSU Programs based on the Company’s relative TSR and absolute stock price performance during 2019. This determination was based on strict adherence to the formula described above.

2019 Tranche Performance of PSU Awards
The performance results for 2019 are shown in the below chart.

PSU Program	Performance Metric	Results	Units Earned	Weighting	Total Units Earned (2019 Tranche Only)
2016 PSU Program	Relative TSR	35.3 rd percentile	64.7%	50%
	Absolute Stock Price	$8.64 (compared to maximum performance of $8.58)	200.0%	50%	132.4%
2017 PSU Program	Relative TSR	6.0 th percentile	0.0%	50%
	Absolute Stock Price	$8.64 (compared to threshold performance of $19.73)	0.0%	50%	0.0%
2018 PSU Program	Relative TSR	4.8 th percentile	0.0%	50%
	Absolute Stock Price	$8.64 (compared to threshold performance of $16.10)	0.0%	50%	0.0%
2019 PSU Program	Relative TSR	83.3 rd percentile	200.0%	50%
	Absolute Stock Price	$8.64 (compared to threshold performance of $13.79)	0.0%	50%	100.0%

As a result of the achievement of the above performance factors, the named executives earned the following payout amounts under the 2019 tranches of the PSU Programs:

Named Executive	PSU Program	2019 PSU Tranche (at target)	Target Payout (%)	Payout Amounts (# of shares)

Nicholas J. DeIuliis (Chief Executive Officer)	2016 Program	96,010	132.4%	127,118
	2017 Program	45,000	0.0%	0
	2018 Program	48,245	0.0%	0
	2019 Program	45,304	100.0%	45,304

Donald W. Rush (Chief Financial Officer)	2016 Program	1,200	132.4%	1,589
	2017 Program	748	0.0%	0
	2018 Program	8,546	0.0%	0
	2019 Program	12,323	100.0%	12,323

Chad A. Griffith (Chief Operating Officer)	2018 Program	584	0.0%	0
	2019 Program	2,831	100.0%	2,831

Timothy C. Dugan (Former Chief Operating Officer)	2016 Program	22,402	132.4%	29,661
	2017 Program	14,250	0.0%	0
	2018 Program	15,277	0.0	0

B. 2019 RSU Grants
In order to provide competitive compensation, retain key executive talent, and align management’s interests with the Company’s shareholders, in January 2019, time-based, three-year ratable vesting RSU awards were granted in the following amounts to all of the named executives, subject to continued employment with the Company:
(1)

Named Executive	Aggregate Dollar Value of RSU Awards

Nicholas J. DeIuliis (Chief Executive Officer)	$ 2,250,000

Donald W. Rush (Chief Financial Officer)	$ 612,000

Chad A. Griffith (Chief Operating Officer)	$ 140,625

(1)	Mr. Griffith was promoted to the positions of Chief Operating Officer of the Company and the general partner in July 2019, but did not receive additional long-term incentive awards at that time.

C. 2019 Phantom Unit Grants
In light of their responsibilities with the Partnership, the Compensation Committee and the board of directors of the general partner agreed that it would be appropriate for a portion of Messrs. Rush’s and Griffith’s 2019 LTIC be in the form of phantom units granted under the CNXM LTIP. The phantom unit awards will generally vest ratably over a three-year period from the grant date, subject to their continued employment with the Company. The aggregate target dollar values of their respective 2019 phantom unit awards were as follows: $340,000 for Mr. Rush and $312,500 for Mr. Griffith.

Other Compensation Policies and Information

Retirement Benefit Plans
During 2019, the Company maintained retirement benefit plans, which were intended to attract and retain key talent. The Company continues to move toward a single qualified defined contribution plan to deliver retirement benefits to its employees, as in 2018 it froze a nonqualified supplemental defined contribution plan in which employees participated. This action left only one supplemental (not frozen) plan in place, which is the CNX Supplemental Retirement Plan (the “SERP”) in which only two active employees participate. As part of the spin-off
of the coal business, CONSOL Energy Inc. assumed the CONSOL Energy Inc. Employee Retirement Plan (qualified plan) (the “Pension Plan”), and in connection therewith, the Compensation Committee determined to eliminate all offsets to Mr. DeIuliis’ SERP in recognition of him foregoing (i) a bonus for the spin-off
and (ii) $1 million in equity grants for 2019.
Change in Control Agreements
The Company has CIC Agreements with certain named executives. The CIC Agreements provide for a “double trigger” requirement, in that each named executive (Messrs. DeIuliis, Rush and Griffith) will receive cash severance benefits only if such named executive’s employment is terminated or constructively terminated after, or in connection with, a change in control (as defined in the respective CIC Agreements) and such named executive enters into a general release of claims reasonably satisfactory to us. Under these circumstances, the applicable named executives would be entitled to receive a lump sum cash severance payment equal to a multiple of base pay, plus a multiple of incentive pay (as defined in each named executive’s respective CIC Agreement) as follows:

Named Executive	Multiple of Base Salary and Incentive Pay

Nicholas J. DeIuliis (Chief Executive Officer)	2.5

Donald W. Rush (Chief Financial Officer)	1.5

Chad A. Griffith (Chief Operating Officer)	1.5
Additionally, benefits would be continued for 18 to 30 months (as set forth in the applicable CIC Agreement) and equity grants would accelerate and vest in connection with a change in control alone. Mr. DeIuliis’ CIC agreement was entered prior to 2009 and includes a tax gross-up
provision in the event of a change in control consistent with market practice at that time (the CIC Agreements of Messrs. Rush and Griffith, which were entered into more recently, do not contain change in control tax gross-ups).
If it is determined that any payment or distribution would constitute an “excess parachute payment,” the Company will pay a gross-up
payment to Mr. DeIuliis, subject to certain limitations, such that the net amount retained by him after deduction of any excise tax imposed under Section 4999, and any tax imposed upon the gross-up
payment, will be equal to the excise tax on such payments or distributions. See
“Understanding Our Change in Control and Employment Termination Tables and Information.”
Equity Vesting Event
(Pre-2019
Grants)
Consistent with prior disclosures in the Company’s 2019 Form
10-Qs
and Annual Report on Form
10-K
for the year ended December 31, 2019 (the “Company Form
10-K”),
Southeastern Asset Management, Inc. and its affiliates acquired beneficial ownership of more than 25% of the Company’s outstanding common stock in the open market (the “Transaction”) on May 31, 2019. This Transaction constituted a “change in control” under the CIC Agreements, resulting in the vesting of pre-2019
equity grants for nine employees with CIC Agreements, including three named executives: Mr. DeIuliis—192,952 RSUs and 520,024 PSUs; Mr. Rush—69,700 RSUs and 38,853 PSUs; and Mr. Dugan—81,005 RSUs and 148,681 PSUs. Without this Transaction, approximately
40%-47%
of Messrs. DeIuliis’, Rush’s and Dugan’s equity grants would have vested in their ordinary course by January 2020.
(1)
The PSUs, which account for the majority of these vested equity grants, continue to be subject to the attainment of the applicable performance goals, and therefore, there is no guaranty of payment. Messrs. DeIuliis and Rush agreed in advance of the Transaction that any equity awards granted to them in 2019 would not vest as a result of this Transaction. The CIC Agreements and equity award agreements contain confidentiality obligations and non-competition
and
non-solicitation
covenants. No tax
gross-ups
were paid in connection with the Transaction and the other named executives employed with the Company at the time of the Transaction did not have CIC Agreements with the Company.
(1)	References to PSUs are at target and exclude any PSUs that may be earned for a Missed Year.
Former Chief Operating Officer Agreement
Mr. Dugan ceased serving as Chief Operating Officer of the Company and the general partner as of July 30, 2019. From July 30, 2019 through his retirement on December 31, 2019, Mr. Dugan continued employment with the Company. In connection with his departure, the Company entered into an agreement with Mr. Dugan pursuant to which Mr. Dugan received a severance payment of $100,000. In addition, Mr. Dugan agreed to a waiver and release of any claims against the Company. Any unvested equity awards held by Mr. Dugan on December 31, 2019 were cancelled and he was not entitled to any 2019 STIC payout (which had a target opportunity of $1,020,000).
Clawback Policy
The Compensation Committee and the Company’s Board of Directors approved the adoption of an executive compensation clawback policy, which provides that the Compensation Committee may seek to recover performance-based cash and equity incentive compensation awarded in 2014 and thereafter that was paid to an executive officer in the three years prior to a restatement as a result of the Company’s material non-compliance with the financial reporting requirements of the securities laws if (i) such officer is responsible for such restatement and (ii) the amount paid to the officer would have been lower had it been calculated based on such restated financial statements.

Stock Ownership Guidelines for Executives
The stock ownership guidelines provide that all employees designated as officers for purposes of the policy should own shares of the Company’s stock, the value of which is a multiple of base salary. The guidelines provide each officer with a five-year period from their appointment as an officer to achieve the applicable ownership level. Shares issuable upon the exercise of stock options or settlement of PSUs held by an individual are not counted for purposes of determining whether an individual has satisfied the ownership guideline requirement, which is as follows for the currently employed named executives.

Named Executive	Ownership Guideline (Multiple of Base Salary)	Percentage Compliance with Ownership Guideline (1)

Nicholas J. DeIuliis (Chief Executive Officer)	5.5	306%

Donald W. Rush (Chief Financial Officer)	3.5	121%

Chad A. Griffith (Chief Operating Officer)	3.5	53	% (2)
(1)	Based on the Company’s 200-day average rolling stock price per share ended December 31, 2019 of $8.135.
(2)	Pursuant to the Company’s guidelines, Mr. Griffith, who was promoted on July 30, 2019, will have until July 30, 2024 to comply with the stock ownership guidelines.
The Company’s stock ownership guidelines were implemented by the Compensation Committee to further align the executives’ interests with those of its shareholders and to comply with what the Company believes are best practices. The Company reviews executives’ compliance with the stock ownership guidelines annually.
No Hedging/Pledging Policy
The Company’s Insider Trading Policy prohibits directors, officers (including named executives) and employees of the Company from engaging in any of the following activities with respect to securities of the Company or the Partnership (except as otherwise may be approved in writing by the Company’s General Counsel): (i) purchases of Company common stock or Partnership common units on margin; (ii) short sales; (iii) buying or selling options (other than the grant and exercise of compensatory stock options by the Company or the Partnership to directors, officers and employees), including buying or selling puts or calls or other hedging transactions with Company or Partnership securities (including, without limitation, to purchase financial instruments (such as prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of their equity securities); or (iv) pledging Company common stock or Partnership common units (provided, however, that brokerage account agreements may grant security interests in securities held at the broker to secure payment and performance obligations of the brokerage account holder in the ordinary course). The Partnership’s Insider Trading Policy further provides that directors and employees, among others, should not participate in trading activities in the common units of a speculative nature that may give rise to the appearance of impropriety, including the purchase of put or call options or the writing of such options.
Stock Retention Requirements
The Compensation Committee has implemented stock retention requirements applicable to the named executives and certain other employees for regular annual cycle PSU and RSU awards in which 50% of vested shares (after tax) must be held until the earlier of: (i) 10 years from the grant date or (ii) the participant reaching age 62.
Perquisites
The Company provides the named executives and other senior officers with perquisites that it believes are reasonable, competitive and consistent with the Company’s compensation program. The Company’s principal perquisite programs currently include such benefits as club memberships, de minimis personal usage of Company-purchased event tickets, and a vehicle allowance. These programs are more fully described in the footnotes to the Summary Compensation Table. The Company does not provide tax gross-ups
on Company-provided perquisite programs for the named executives.
Calculation of
Non-GAAP
Financial Measures

•
Net Asset Value.
Net Asset Value, or NAV, is a non-GAAP measure calculated as the present value of the Company’s future cash flows less the value of net debt as of a specific date. There is no comparable GAAP measure provided in the Company’s financial statements and, thus, no applicable reconciliation.

•
Definitions.
EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDAX is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes, depreciation, depletion and amortization, and exploration. Adjusted EBITDAX consolidated is defined as EBITDAX after adjusting for the discrete items listed below. Although EBIT, EBITDAX, and adjusted EBITDAX consolidated are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating the Company because they are widely used to evaluate a company’s operating performance. The Company excludes stock-based compensation from adjusted EBITDAX because the Company does not believe it accurately reflects the actual operating expense incurred during the relevant period and may vary widely from period to period irrespective of operating results. Investors should not view these metrics as a substitute for measures of performance that are calculated in accordance with generally accepted accounting principles. In addition, because all companies do not calculate EBIT, EBITDAX, or adjusted EBITDAX consolidated identically, the presentation here may not be comparable to similarly titled measures of other companies. Investors should not view these metrics as a substitute for measures of performance that are calculated in accordance with generally accepted accounting principles.
•	Adjusted EBITDAX for STIC

Adjusted EBITDAX Attributable to Company Shareholders
($ in Thousands)	December 31, 2019
Net Income	$31,948
Add: Interest Expense	151,379
Less: Interest Income	(1,949)
Add: Income Taxes	27,736
Earnings Before Interest & Taxes (EBIT) from Continuing Operations	$209,114
Add: Depreciation, Depletion & Amortization	508,463
Add: Exploration Expense	44,380
Earnings Before Interest, Taxes, and DD&A (EBITDAX) from Continuing Operations	$761,957
Adjustments:
Unrealized Gain on Commodity Derivative Instruments	(306,325)
Loss on Certain Asset Sales and Abandonments	3,564
Severance Expense	3,317
Stock Based Compensation	38,425
Loss on Debt Extinguishment	7,614
Impairment of Proved Property	327,400
Impairment of Unproved Property	119,429
Net Impact of Shaw Event	2,146
Adjustment to get STIC to Target Payout	10,358
Total Pre-tax Adjustments	$205,928
ADJUSTED EBITDAX CONSOLIDATED TTM	$967,885

•	Adjusted EBITDAX per Share for STIC
Equals Adjusted EBITDAX divided by the basic shares of common stock outstanding at the end of the on-year
performance period, December 31, 2019 (186,642,962 shares), as reported in the Company Form
10-K,
to arrive at $5.19/share.
•	Achieved Cash Return on PP&E Invested

For the Year Ended December 31, 2019

Dollars in millions	Stand-alone	(1)	+	CNX Gathering	=	Company	+	Partnership		=	Total Company

Cash From Operations (2)	$763.5		+	$10.9	=	$774.4	+	$206.2	(2)	=	$980.6

Interest Expense	$121.1		+	$—	=	$121.1	+	$30.3		=	$151.4

Cash Return	$884.6		+	$10.9	=	$895.5	+	$236.5		=	$1,132.0

PP&E Invested	$9,269.4		+	$46.1	=	$9,315.5	+	$1,302.6		=	$10,572.0
Cash Return/PP&E Invested						10%
(1) Stand-alone includes both the Company’s E&P and Unallocated segments.
(2) MLP cash flow from operations and CNX Gathering LLC (“CNX Gathering”) calculated using same percentage mix of gross adjusted EBITDA and adjusted EBITDA net to the MLP, which in Q4 2019 was 95.0% and 5.0%, respectively. Consolidated cash flow from operations for the Partnership for 2019 was $217.1 million.
•
SG&A Cash Spend.
The Company is unable to provide a reconciliation of projected SG&A cash spend without unreasonable efforts. This is due to the Company’s inability to calculate comparable GAAP projected metrics given the unknown effect, timing, and potential significance of certain income statement items.

Compensation Committee Report
We do not have a separate compensation committee. In addition, we do not directly employ or compensate our executive officers. Rather, during 2019, the compensation of our executive officers was set and paid by the Company under its compensation programs, except in the case of phantom units granted under the CNXM LTIP. Under the operational services agreement, our general partner paid administrative fees to cover the services provided to us by the executive officers of our general partner who were employees of the Company. In light of the foregoing, the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth herein and, based on such review and discussions, determined that it be included in this Annual Report on Form
10-K/A.
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
A discussion of the Company’s compensation policies and programs as they apply to its employees, including Messrs. DeIuliis, Rush, and Griffith, is set forth in the Company’s proxy statement for the 2020 Annual Meeting of Shareholders filed with the SEC on March 24, 2020 (the “Proxy Statement”).

Summary Compensation Table – 2019 and 2018
The following table discloses the compensation for Mr. DeIuliis, the principal executive officer of the general partner; Mr. Rush, the principal financial officer of the general partner; the next most highly-compensated named executive of the general partner serving at the end of fiscal 2019 (other than Messrs. DeIuliis and Rush), Mr. Griffith, Chief Operating Officer; and Mr. Dugan, the Former Chief Operating Officer.

Name and Principal Position (1) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (2) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4) (h)		All Other Compensation ($) (5) (i)		Total ($) (j)

Nicholas J. DeIuliis (6)	2019	$800,000	$—	$5,901,570		$—	$2,208,000		$4,792,836	$39,031	(7)	$13,741,437

Chief Executive Officer	2018	$800,000	$—	$7,042,130		$—	$2,376,000		$—	$54,378		$10,272,508

Donald W. Rush (6)	2019	$439,830	$—	$1,978,865		$—	$607,200		$7,515	$30,622	(8)	$3,064,032

Chief Financial Officer	2018	$427,600	$—	$1,447,648		$—	$733,000		$—	$36,425		$2,644,673

Chad A. Griffith (6)	2019	$278,557	$—	$712,276		$—	$448,500		$—	$20,400	(9)	$1,459,733

Chief Operating Officer	2018	$210,237	$50,000	$135,453	$		$220,000	$		$12,615		$628,305

Timothy C. Dugan	2019	$450,430	$—	$—		$—	$—		$22,576	$131,553	(10)	$604,559

Former Chief Operating Officer	2018	$453,340	$—	$2,380,003		$—	$688,000		$—	$33,091		$3,554,434
(1)	None of the named executives were executive officers of the general partner prior to January 2018.
(2)	These values represent the aggregate grant date fair value of PSU and RSU awards, and in the case of Messrs. Rush and Griffith, also Partnership phantom units ($373,629 and $343,419, respectively), granted to the named executives in 2019 under the CNX Resources Corporation Equity Incentive Plan (the “Company EIP”) and the CNXM LTIP. The values are based on the aggregate grant date fair value of the awards computed in accordance with SEC rules and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“FASB ASC Topic 718”), which awards were granted on January 31, 2019. The amounts reported in this column reflect the accounting cost for these awards, and do not correspond to the actual economic value that may be received by the named executives. For example, in order for the 2019 PSUs to vest even with a 50% payout, certain threshold TSR and Absolute Stock Price (“ASP”) levels must be attained.
For the 2019 PSUs, the grant date fair value is computed based upon a Monte Carlo simulation for both the TSR component and the ASP component, which results in a valuation of 133% of the January 31, 2019 Company stock price of $12.14 per share. The TSR fair value component was determined using four primary input assumptions for an asset projection: the risk-free rate (2.43%), the dividend yield for the Company (0%), the volatility of returns (48%), and the initial TSR performance for the Company and the comparator group. The grant date fair value of the TSR portion was $15.04. The ASP fair value component requires three primary input assumptions for an asset projection: the risk-free rate (2.43%), the dividend yield (0%) for the Company, and the volatility of returns (48%). The grant date fair value of the ASP portion was $17.19. The value of the awards in the “Stock Awards” column on the January 31, 2019 grant date for FASB ASC Topic 718 purposes assumes that the highest level of the conditions will be achieved (resulting in no additional expense in the future). For the 2019 PSUs, the value of the awards, as reported in the table, does not change assuming that the highest level of performance conditions will be achieved. A discussion of the valuation of these PSU and RSU awards is provided in Note 17 of the Company Form
10-K
and Note 10 of the Original Form
10-K.
(3)	Includes cash incentives earned and paid by the Company in the applicable year under the STIC.
(4)	The amounts for 2019 reflect the actuarial increase in the present value of the named executives’ benefits under the SERP and the Defined Contribution Restoration Plan (the “New Restoration Plan”) through December 31, 2019. As it relates to Mr. DeIuliis, the value shown assumes a normal retirement age of 65 for the SERP benefit, despite the fact that Mr. DeIuliis would not be eligible to receive the normal retirement benefit until 2033. If Mr. DeIuliis was to retire earlier, his benefit would be age reduced pursuant to the provisions of the SERP. The amounts shown were determined primarily using the interest rate assumptions and mortality assumptions (the latter for Mr. DeIuliis only) set forth in the financial statements of the Company’s applicable Annual Reports on Form
10-K
(Note 16 in the Company Form
10-K
for the 2019 amount). Values may fluctuate significantly from year to year depending on several factors, including age, years of service, average annual earnings and the assumptions used to determine the present value, such as the discount rate. Finally, for Mr. DeIuliis in 2019, almost half of the increase in the stated value is attributable to the following factors, which were beyond our control: changes in interest rates and the passage of time.
(5)	On April 6, 2009, the Company filed a Current Report on Form
8-K
stating that it would no longer provide tax
gross-ups
to its officers, as defined under Section 16 of the Exchange Act, in connection with Company-maintained perquisite programs.
(6)	Messrs. DeIuliis, Rush, and Griffith did not receive any additional compensation from the Company in connection with their respective service on the Board of Directors in 2019.
(7)	Mr. DeIuliis’ personal benefits for 2019 include: a vehicle allowance, occasional event tickets, one commercial airline ticket for his spouse to attend a Company event and a physical exam. Mr. DeIuliis had his spouse accompany him on three one-way
chartered airplane flights related to business functions. The total in column (i) includes $16,800 in employer matching contributions made by the Company under its 401(k) plan.
(8)	Mr. Rush’s personal benefits for 2019 include: a vehicle allowance, occasional event tickets, and luncheon and city club dues. The total in column (i) includes $16,800 in employer matching contributions made by the Company under its 401(k) plan.
(9)	Mr. Griffith’s personal benefits for 2019 include: city club dues and occasional event tickets. The total in column (i) includes $15,554 in matching contributions made by the Company under its 401(k) plan.
(10)	Mr. Dugan’s personal benefits for 2019 include: a vehicle allowance and a physical exam. Total in column (i) includes $16,800 in matching contributions made by the Company under its 401(k) plan and a $100,000 severance payment.

Grants of Plan-Based Awards – 2019
The following table sets forth each grant made to a named executive in the 2019 fiscal year under plans established by the Company or the Partnership.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (STIC) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (PSUs) (2)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards (5) ($)

Nicholas J. DeIuliis	—		480,000	960,000	2,400,000	—	—	—	—	—

	1/31/2019		—	—	—	113,262	226,524	453,048	—	3,651,567

	1/31/2019	(3)	—	—	—	—	—	—	185,338	2,250,003

Donald W. Rush	—		132,000	264,000	660,000	—	—	—	—	—

	1/31/2019		—	—	—	30,808	61,615	123,230	—	993,234

	1/31/2019	(3)	—	—	—	—	—	—	50,412	612,002

	1/31/2019	(4)	—	—	—	—	—	—	23,598	373,629

Chad A. Griffith	—		97,500	195,000	487,500	—	—	—	—	—

	1/31/2019		—	—	—	7,079	14,158	28,316	—	228,227

	1/31/2019	(3)	—	—	—	—	—	—	11,584	140,630

	1/31/2019	(4)	—	—	—	—	—	—	21,690	343,419

Timothy C. Dugan	—		510,000	1,020,000	2,550,000	—	—	—	—	—
(1)	Awards were made pursuant to the STIC under the Company’s Executive Annual Incentive Plan. Actual incentive plan payments are based on the Company’s fiscal 2019 performance and are set forth in the
“Non-Equity
Incentive Plan Compensation” column of the Summary Compensation Table.
(2)	These columns report the number of PSUs that may be earned pursuant to the awards originally granted under the Company EIP. The amounts reflect threshold (50%), target (100%), and maximum (200%) performance levels.
(3)	RSU grants were made under the Company EIP.
(4)	Partnership phantom unit grants were made under the CNXM LTIP.
(5)	The values set forth in this column reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The values set forth in this table may not correspond to the actual values that will be realized by the named executives.
Understanding Our Summary Compensation and Grants of Plan-Based Awards Tables
In addition to their base salaries, the Partnership’s executive officers receive a mix of at-risk
compensation, both short- and long-term, for their services. Pursuant to the Company’s plans, executive officers are eligible to receive annual cash incentive awards based on the achievement of certain performance targets, and long-term equity awards generally in the form of RSUs, PSUs and/or stock options, and phantom units under the CNXM LTIP. Each of these elements of compensation and the plans under which they are awarded are discussed in the “Compensation Discussion and Analysis” section of this Amendment starting on page 1.

Outstanding Equity Awards at Fiscal
Year-End
– 2019
The following table sets forth all unexercised options, and unvested RSU and PSU awards granted under the Company EIP and unvested phantom units granted under the CNXM LTIP that have been awarded to our named executives by the Company or the Board of Directors, as applicable, and were outstanding as of December 31, 2019.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)		Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (14) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2) (j)

Nicholas J. DeIuliis	41,106	(3)	—	—	43.722	2/16/20	—		—	—	—

	175,619	(4)	—	—	39.003	6/15/20	—		—	—	—

	39,475	(5)	—	—	42.085	2/23/21	—		—	—	—

	61,077	(6)	—	—	31.012	3/01/22	—		—	—	—

	795,563	(8)	—	—	6.874	1/29/26	—		—	—	—

	—		—	—	—	—	185,338	(7)	$1,640,241	—	—

	—		—	—	—	—	127,118	(9)	$1,124,994	—	—

	—		—	—	—	—	45,304	(10)	$400,940	—	—

	—		—	—	—	—	—		—	490,635	$4,342,120

Donald W. Rush	9,944	(8)	—	—	6.874	1/29/26	—		—	—	—

	—		—	—	—	—	50,412	(7)	$446,146	—	—

	—		—	—	—	—	1,589	(9)	$14,063	—	—

	—		—	—	—	—	12,323	(10)	$109,059	—	—

	—		—	—	—	—	21,304	(11)	$341,290	—	—

	—		—	—	—	—	—		—	65,281	$577,737

Chad A. Griffith	10,136	(8)	—	—	6.874	1/29/26	—		—	—	—

	—		—	—	—	—	16,804	(7)	$148,715	—	—

	—		—	—	—	—	2,831	(10)	$25,054	—	—

	—		—	—	—	—	19,581	(11)	$313,688	—	—

	—		—	—	—	—	—		—	12,207	$108,032

Timothy C. Dugan	185,632	(8)	—	—	6.874	1/29/26	—		—	—	—

	—		—	—	—	—	29,660	(9)	$262,491	81,991	725,620
(1)	This column shows the aggregate number of unvested PSUs for which the performance period had not lapsed as of December 31, 2019. The performance period for the PSU awards granted in 2019 is January 1, 2019 through December 31, 2023, vesting 20% per year (with the 2020 through 2023 tranches remaining outstanding). The performance period for 2018 is January 1, 2018 through December 31, 2022, vesting 20% per year (with the 2020 through 2022 tranches remaining outstanding). The performance period for the PSU awards granted in 2017 is January 1, 2017 through December 31, 2021, vesting 20% per year (with the 2020 and 2021 tranches remaining outstanding). The performance period for the PSU awards granted in 2016 is January 1, 2016 through December 31, 2020, vesting 20% per year (with the 2020 tranche remaining outstanding). The amounts presented for the 2019 PSU award are based on achieving performance goals at the target level. The amounts presented for the 2018 and 2017 PSU awards are based on achieving performance goals at the threshold performance. The amounts presented for the 2016 awards are based on achieving performance goals at the maximum level.
(2)	The market values for RSUs and PSUs were determined by multiplying the closing market price per share for the Company’s common stock on December 31, 2019 ($8.85) by the number of shares relating to such awards. The market values for phantom units were determined by multiplying the closing market price per unit for the Partnership’s phantom units on December 31, 2019 ($16.02) by the number of units relating to such awards.
(3)	Options granted February 16, 2010 that vested and became exercisable in three equal annual installments (subject to rounding), beginning on the first anniversary of the grant date.
(4)	Represents 100% of the shares underlying performance options granted on June 15, 2010, which shares were determined to be vested on February 10, 2011 by the Compensation Committee for the performance period ended December 31, 2010, on February 16, 2012 by the Compensation Committee for the performance period ended December 31, 2011, on January 28, 2013 by the Compensation Committee for the performance period ended December 31, 2012, and on January 28, 2014 by the Compensation Committee for the performance period ended December 31, 2013.
(5)	Options granted February 23, 2011 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(6)	Options granted February 29, 2012 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(7)	RSUs granted on January 31, 2017, January 31, 2018, and January 31, 2019 that vest in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(8)	Options granted January 29, 2016 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.

(9)	The performance period for the 2019 tranche of the 2016 PSU awards was January 1, 2019 through December 31, 2019. The amounts are based on actual performance results for the period and vested in January 2020 when the Compensation Committee certified performance.
(10)	The performance period for the 2019 tranche of the 2019 PSU awards was January 1, 2019 through December 31, 2019. The amounts are based on actual performance results for the period and vested in January 2020 when the Compensation Committee certified performance.
(11)	Phantom units granted on January 31, 2019 that vest in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
Option Exercises and Stock Vested Table – 2019
The following table sets forth information concerning each exercise of the Company’s options and the vesting of RSUs and PSUs of the Company during the 2019 fiscal year.

	Option Awards		Stock Awards (1)
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Name	(#)	($)	(#)	($)

Nicholas J. DeIuliis	—	—	528,046	$5,849,357

Donald W. Rush	—	—	92,466	$ 812,625

Chad A. Griffith	—	—	3,385	$41,260

Timothy C. Dugan	—	—	174,764	$1,829,626
(1) Values include vesting of RSU awards granted in each of 2017 (second tranche) and 2018 (first tranche), as well as PSU awards granted in 2016 (2018 tranche only) and 2018 (2018 tranche only). For Messrs. DeIuliis, Rush and Dugan, values also include RSUs granted in each of 2017 (final tranche) and 2018 (second tranche and final tranche) that vested in connection with the Transaction. For Mr. Rush, values also include off-cycle
awards granted in each of 2016 (final tranche) and 2017 (second, third, fourth, and final tranche) that vested in connection with the Transaction. For Mr. Dugan, values also include off-cycle
awards granted in 2014 (final tranche) and 2018 (second and third tranches) that vested in connection with the Transaction.
Pension Benefits Table – 2019
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

Name	Company Plan Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)

Nicholas J. DeIuliis	Supplemental Retirement Plan	20		$10,964,187	—

Donald W. Rush	New Restoration Plan	—	(2)	$68,182	—

Chad A. Griffith	N/A	—		$—	—

Timothy C. Dugan	New Restoration Plan	—	(2)	$203,702	—
(1)	The accumulated benefits included in this column were computed through December 31, 2019 using the assumptions stated in the financial statements included in Note 16 of the Company Form
10-K.
The table above excludes benefits relating to the Pension Plan, which was assumed by CONSOL Energy Inc. in connection with the separation of CONSOL Energy Inc. from the Company in November 2017 (the “Separation”).
(2)	Years of service are not included as service is not a factor in the calculation of benefits for the New Restoration Plan.
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
Mr. DeIuliis and other eligible individuals were the initial participants in the SERP. On September 9, 2009, the Company’s Board of Directors adopted amendments to the SERP to include certain employees of CNX Gas LLC (“CNX Gas”) and to give service credit thereunder for service with CNX Gas to all participants in the plan who are or were employees of CNX Gas, including Mr. DeIuliis. The amendments to the SERP were consistent with the Company’s assumption of CNX Gas’s compensatory arrangements as part of the management reorganization that occurred in January 2009.
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
The benefit described above will be reduced by a participant’s vested benefits (including benefits already paid or payable in the future (converted to an annual amount)) under: (i) the Pension Plan; (ii) the New Restoration Plan; and (iii) any other plan or arrangement providing retirement-type benefits, including arrangements with prior employers, to the extent service with such other employer or under such arrangement is credited under the SERP. As part of the Separation, the sponsorship of the Pension Plan was transferred to CONSOL Energy Inc., which now is an entity independent of the Company. As a result of the qualified plan transferring to CONSOL Energy Inc., together with (i) Mr. DeIuliis foregoing a bonus for the spin-off
of the Company’s coal business in late 2017 and voluntarily decreasing his long-term incentive grants in 2019 by $1 million and (ii) in recognition for his contributions to and long tenure with the Company (more than 25 years), the Compensation Committee eliminated the offsets for Mr. DeIuliis’ SERP calculation.
No benefit will be vested under the SERP until a participant has five years of service with the Company or its participating subsidiaries while the participant meets the applicable eligibility standards. For a description of the effect of termination or change in control upon benefits under the SERP, see
“Understanding Our Change in Control and Employment Termination Tables and Information”
on page 21.
Benefits under the SERP will be paid in the form of a life annuity with a guaranteed term of 20 years (which will be the actuarial equivalent of a single life annuity) commencing in the month following the later to occur of: (a) the end of the month following the month in which the participant turns age 50 or (b) the end of the month following the month in which the employment termination of a participant occurs. In the event the benefits commence prior to the participant’s standard retirement age, the benefit will be actuarially reduced as necessary (using assumptions specified in the Pension Plan).
New Restoration Plan (Frozen)

The New Restoration Plan was frozen in 2018. Prior to the freeze, eligibility for benefits under the New Restoration Plan was determined each calendar year (the “Award Period”). Participants whose sum of annual base pay as of December 31 and amounts received under the STIC or other annual incentive program earned for services rendered by the participant during the Award Period exceeded the compensation limits imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”), (up to $270,000 for 2017, the final year for which benefits were credited) were eligible for benefits under the New Restoration Plan for such period. The amount of each eligible participant’s benefit under the plan was equal to 9% times the annual base salary as of December 31 and amounts received under the STIC (or other annual incentive program earned for services rendered by the participant during the award period), less 6% times the lesser of (i) annual base salary as of December 31 or (ii) the compensation limit imposed by the Code for the award period ($270,000 for 2017).
The New Restoration Plan is an unfunded, unsecured obligation of the Company, the benefits of which will be paid from its general assets. The Company’s employees that were eligible to participate and accrue benefits in the SERP were ineligible to participate in the New Restoration Plan. Messrs. Dugan and Rush, and other eligible individuals, are participants in the New Restoration Plan, but the plan is otherwise unavailable to new employees.
Benefits under the New Restoration Plan will be paid to the participants in the form of 240 equal monthly installments, with each installment equal to the value of the participant’s account at commencement divided by 240. Benefits commence in the month immediately following the later to occur of: the month (i) in which the participant turns age 60 or (ii) containing the six-month
anniversary date of the participant’s separation from service.

Potential Payments Upon Termination or Change in Control Tables
Except as otherwise indicated, the following narrative and tables set forth the potential payments and the value of other benefits that would vest or otherwise accelerate vesting at, following, or in connection with any termination, including, without limitation, retirement, termination not for cause, or a constructive termination of a named executive, or a change in control or a change in the named executive’s responsibilities, as such scenarios are contemplated in the contracts, agreements, plans or arrangements described below.
For each currently employed named executive, the payments and benefits detailed in the tables below are in addition to any payments and benefits under the Company’s plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory
basis and any accumulated vested benefits for each named executive, including those set forth in the Pension Benefits Table – 2019, and any stock options vested as of December 31, 2019 (which are set forth in the Outstanding Equity Awards at Fiscal
Year-End
Table – 2019). The tables assume that employment termination and/or the change in control occurred on December 31, 2019 and a valuation of the Company’s common stock based on its closing market price per share on December 31, 2019 of $8.85 per share in the case of the Company and $16.02 per unit in the case of the Partnership. The tables also assume that each named executive will take all action necessary or appropriate for such person to receive the maximum available benefit, such as execution of a release of claims and compliance with restrictive covenants described below.
A description of some elements of the plans, arrangements and agreements covered by the following tables and which provide for payments or benefits in connection with a termination of employment or change in control are also described under “
Compensation Discussion and Analysis
” on page 1. The footnotes to the tables describe the assumptions that were used in calculating the amounts described below.
Tables

NICHOLAS J. DEIULIIS*

Executive Benefits and Payments Upon Termination	Retirement (1)	Termination Not for Cause/ Reduction in Force (1)(2)	Termination For Cause	Death	Disability (1)	Change in Control Termination (1)(2)

Compensation:

Base Salary	—	—	—	—	—	$2,000,000

Short-Term Incentive (3)	—	—	—	$960,000	—	$4,765,833

Severance Pay Plan (4)	—	$384,615	—	—	—	—

Long-Term Incentive Compensation: (5)

Options: Unvested	—	—	—	—	—	—

RSUs: Unvested	$1,640,241	—	—	—	—	$1,640,241

PSUs: Unvested	$1,603,797	—	—	$1,603,797	—	$1,603,797

Benefits and Perquisites:

Outplacement service	—	—	—	—	—	$25,000

Continuation of medical/drug/dental benefits (6)	—	—	—	—	—	$38,417

401(k) payment	—	—	—	—	—	$42,000

Supplemental Retirement Plan (7)	—	—	—	—	—	$21,711,879

280G Tax Gross-up (8)	—	—	—	—	—	$13,337,030

TOTAL	$3,244,038	$384,615	—	$2,563,797	—	$45,164,197
*   Applicable footnotes follow the last table in this section.

DONALD W. RUSH*

Executive Benefits and Payments Upon Termination	Retirement	Termination Not for Cause/ Reduction in Force (2)	Termination For Cause	Death	Disability	Change in Control Termination (2)

Compensation:

Base Salary	—	—	—	—	—	$660,000

Short-Term Incentive (3)	—	—	—	$264,000	—	$665,000

Severance Pay Plan (4)	—	$118,462	—	—	—	—

Long-Term Incentive Compensation: (5)(9)

Options: Unvested	—	—	—	—	—	—

RSUs: Unvested	—	$446,146	—	$446,146	—	$446,146

PSUs: Unvested	—	$436,234	—	$436,234	$436,234	$436,234

Partnership Phantom Units	—	$378,040	—	$378,040	$378,040	$378,040

Benefits and Perquisites:

Outplacement service	—	—	—	—	—	$25,000

Continuation of medical/drug/dental benefits (6)	—	—	—	—	—	$17,488

401(k) payment	—	—	—	—	—	$25,200

New Restoration Plan	—	—	—	—	—	$0

280G Tax Reduction (8)	—	—	—	—	—	$(268,136)

TOTAL	—	$1,378,882	—	$1,524,420	$814,274	$2,384,972
*     Applicable footnotes follow the last table in this section.
CHAD A. GRIFFITH*

Executive Benefits and Payments Upon Termination	Retirement	Termination Not for Cause/ Reduction in Force (2)	Termination For Cause	Death	Disability	Change in Control Termination (2)

Compensation:

Base Salary	—	—	—	—	—	$487,500

Short-Term Incentive (3)	—	—	—	$195,000	—	$292,500

Severance Pay Plan (4)	—	$50,000	—	—	—	—

Long-Term Incentive Compensation: (5)(9)

Options: Unvested	—	—	—	—	—	—

RSUs: Unvested (10)	$10,372	$148,715	—	$148,715	—	$148,715

PSUs: Unvested	—	$115,811	—	$115,811	$115,811	$115,811

Partnership Phantom Units	—	$347,474	—	$347,474	$347,474	$347,474

Benefits and Perquisites:

Outplacement service	—	—	—	—	—	$25,000

Continuation of medical/drug/dental benefits (6)	—	—	—	—	—	$22,689

401(k) payment	—	—	—	—	—	$25,200

New Restoration Plan	—	—	—	—	—	—

280G Tax Reduction (8)	—	—	—	—	—	$(321,188)

TOTAL	$10,372	$662,000	$—	$807,000	$463,285	$1,143,701
*	Applicable footnotes follow the last table in this section.
(1)	Under the terms of Mr. DeIuliis’ 2019 RSU and PSU award agreements, he would be entitled to amounts shown under Long-Term Incentive Compensation if he retired from the Company. For purposes of this table, it should be assumed that such amounts would similarly be paid to him if his employment terminated for any reason other than cause.
(2)	If a change in control occurred and the named executive’s employment did not terminate, the named executive would be entitled only to the payments and benefits shown under Long-Term Incentive Compensation. The narrative following these tables contains a description of events that constitute a change in control, which include the Transaction that resulted in the first trigger occurring with respect to Messrs. DeIuliis’ and Rush’s agreements and for which, if a qualifying termination occurred as specifically defined under their respective CIC Agreements (i.e., in connection with Southeastern’s acquisition of more than 25% of the beneficial ownership of the Company’s common stock), they would also be entitled to the cash amounts under the “Change in Control Termination” column.
(3)	In the event of death, Messrs. DeIuliis, Rush, and Griffith would be entitled to the short-term incentive award. In the event of a qualifying termination in connection with a change in control, each of Messrs. DeIuliis, Rush, and Griffith, pursuant to his CIC Agreement, would be entitled to a pro-rated
payment of his short-term incentive awards based upon the length of service during the year in which the termination occurred. Assuming a maximum payout for 2019 and a change in control at year-end,
each of Messrs. DeIuliis, Rush, and Griffith would receive, in addition to the amount shown in the table, the amounts set forth in the
Grants of Plan-Based Awards – 2019
under the maximum amounts for
non-equity
incentive plan awards.
(4)	The Severance Pay Plan for Salaried Employees provides one week of severance for every year of service with a minimum of 8 weeks and up to a maximum of 25 weeks in the event that employment is involuntarily terminated because of a reduction in workforce. As of December 31, 2019, Messrs. DeIuliis, Rush, and Griffith were entitled to 25 weeks, 14 weeks, and 8 weeks, respectively, of severance.

(5)	The values for long-term incentive compensation represent the value of the unvested RSUs, PSUs, and phantom units, which would accelerate and vest depending on the termination event or change in control. The value of the unvested RSUs, PSUs and phantom units was calculated using a closing market price per share of $8.85 on December 31, 2019 for the Company (assumes target payout for the 2018 PSUs (as to the 2020 through 2022 tranches for Mr. Griffith) and the 2019 PSUs (as to the 2020 through 2023 tranches)), in the case of Company RSUs and PSUs, and $16.02 per unit for the Partnership on December 31, 2019 in the case of Partnership phantom units. The 2019 tranche of the PSU awards was not included because the performance period for such awards ended on December 31, 2019. With respect to Messrs. DeIuliis and Rush, the 2020 through 2022 tranches of the PSU awards were not included because they vested in connection with the Transaction (although they continue to be subject to the attainment of the applicable performance goals).
(6)	In the event of a qualifying termination in connection with a change in control, as of December 31, 2019, Mr. DeIuliis, pursuant to his CIC Agreement, would be entitled to the continuation of medical, dental, and vision coverage for a period of 30 months, and Messrs. Rush and Griffith would be entitled to 18 months.
(7)	In the event of a termination for cause, no benefit is payable. Benefits vest immediately in the event of termination due to disability, death or change in control. Further, the SERP pays an unreduced benefit in the event of incapacity retirement or disability, and accordingly, Mr. DeIuliis would receive $14,195,108 in such a case.
(8)	This calculation is an estimate for disclosure purposes only. Note that actual payments for Messrs. Rush and Griffith would be reduced pursuant to the terms of their CIC Agreements by the amounts shown in the above tables under “280G Tax Reduction.” Payments on an actual change of control may differ based on factors such as transaction price, timing of employment termination and payments, methodology for valuing stock options, changes in compensation, reasonable compensation analyses and the value of the covenant not to compete. Assumptions used in this Amendment include
:

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

(9)	The amounts shown assume the Compensation Committee exercised its discretion in connection with a termination without cause and vested the awards. Note that the PSUs do not include an accelerated vesting term related to a reduction in force.
(10)	In the case of Mr. Griffith, his 2017 RSU award provides for vesting in the event of an Incapacity Retirement (as defined in the award agreement) and which is assumed herein to have occurred.
Mr. Dugan ceased serving as Chief Operating Officer of the Company and the general partner as of July 30, 2019, and continued as an employee with the Company until his retirement on December 31, 2019. In connection with Mr. Dugan’s departure, the Company entered into an agreement with Mr. Dugan pursuant to which Mr. Dugan received a severance payment of $100,000, and agreed to waive and release any claims against the Company and its affiliates. Any unvested equity awards held by Mr. Dugan on December 31, 2019, to the extent unvested, were cancelled and he was not entitled to any 2019 STIC payout. For more information, see “
Compensation Discussion and Analysis—Former Chief Operating Officer Agreement
.”

Understanding Our Change in Control and Employment Termination Tables and Information
This section provides information regarding the following Company and Partnership agreements and/or programs which provide for benefits to be paid to named executives in connection with employment termination and/or a change in control of the Company or the Partnership or, with respect to Mr. DeIuliis, CNX Gas: CIC Agreements; stock options; RSUs; PSUs; phantom units; Supplemental Retirement Plan; New Restoration Plan; and Severance Pay Plan for Salaried Employees.
Change in Control Agreements
As of December 31, 2019, Messrs. Rush and Griffith each had CIC Agreements with the Company, and Mr. DeIuliis had a CIC Agreement with the Company and CNX Gas. The CIC Agreements provide severance benefits to the applicable named executives if they are terminated (i) after, or in connection with, a Company change in control (as described below) (and/or, in the case of Mr. DeIuliis, a CNX Gas change in control (as described below)) by the Company (and/or by CNX Gas, in the case of Mr. DeIuliis) for any reason other than cause (as defined below), death or disability (as defined below), that occurs not more than three months prior to or within two years after, a Company change in control (and/or a CNX Gas change in control, in the case of Mr. DeIuliis), or is requested by a third party initiating the Company change in control (and/or the CNX Gas change in control, in the case of Mr. DeIuliis) or (ii) within the two-year
period after a Company change in control (and/or a CNX Gas change in control, in the case of Mr. DeIuliis), if he is “constructively terminated” (as defined below).
Under the circumstances described above, as of December 31, 2019, the applicable named executives would be entitled to receive:
•	a lump sum cash payment equal to a multiple of base pay plus a multiple of short-term incentive pay (the multiple, in each case, for Mr. DeIuliis, 2.5; and for Messrs. Rush and Griffith, 1.5);
•	a pro-rated payment of his short-term incentive pay for the year in which his termination of employment occurs;
•
for a specified period (for Mr. DeIuliis, 30 months; and for Messrs. Rush and Griffith, 18 months), the continuation of medical, dental, and vision coverage (or monthly reimbursements in lieu of continuation);

•
a lump sum cash payment equal to the total amount that the executive would have received under the 401(k) plan as a match if he was eligible to participate in the 401(k) plan for a specified period after his termination date (for Mr. DeIuliis, 30 months; and for Messrs. Rush and Griffith, 18 months) and he contributed the maximum amount to the plan for the match;

•
a lump sum cash payment equal to the difference between the present value of his accrued pension benefits at his termination date under the qualified defined benefit plan (which, as described in the
“Pension Benefits Table – 2019”
section on page 16, is now sponsored by CONSOL Energy Inc.), and (if eligible) any plan or plans providing nonqualified retirement benefits and the present value of the accrued pension benefits to which the executive would have been entitled under the pension plans if he had continued participation in those plans for a specified period after his termination date (for Mr. DeIuliis, 30 months; and for Messrs. Rush and Griffith, 18 months);

•	a lump sum cash payment of $25,000 in order to cover the cost of outplacement assistance services and other expenses associated with seeking other employment; and
•
any amounts earned, accrued or owing but not yet paid as of his termination date, payable in a lump sum, and any benefits accrued or earned in accordance with the terms of any applicable benefit plans and programs.

In addition, upon a change in control (as defined below), all equity awards granted to each of the applicable executives would become fully vested and/or exercisable on the date the change in control occurs and all stock options or stock appreciation rights would remain exercisable for the period set forth in the applicable award agreement. If it is determined that any payment or distribution to Mr. DeIuliis (who entered into his CIC Agreement prior to 2009) only would constitute an “excess parachute payment” within the meaning of Section 280G of the federal income tax laws, he would be entitled to an additional amount, subject to certain limitations, such that the net amount retained by him after deduction of any excise tax imposed under Section 4999 of the federal income tax laws, and any tax imposed upon the gross-up
payment, will be equal to the excise tax on the payment. Since 2009, the Company has not included any gross-up
provisions in its CIC Agreements.
In the case of Messrs. Rush and Griffith, the provisions of their CIC Agreements provide that in the event that any payment or distribution by the Company would constitute an “excess parachute payment” within the meaning of Section 280G, the Company will limit such payments to an amount below the excess parachute payment amount, such that there will not be any excise tax on such payments.
The CIC Agreements contain confidentiality,
non-competition
and
non-solicitation
obligations. The named executives have each agreed not to compete with the business for one year, or to solicit employees for two years, following a termination of employment, when such executive is receiving severance benefits under a CIC Agreement.
No payments are made or benefits provided under the CIC Agreements unless the executive executes, and does not revoke, a written release of any and all claims (other than for entitlements under the terms of the agreement or which may not be released under the law).
“Cause,”
under the CIC Agreements, is a determination by the Company’s Board of Directors (or the CNX Gas Board of Directors in the case of Mr. DeIuliis) that the executive has:

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
Notwithstanding the foregoing, the executive will not be deemed to have been terminated for “cause” under clause (b) above unless the majority of the members of the Company’s Board of Directors (or the CNX Gas Board of Directors in the case of Mr. DeIuliis) plus one member of such board, find that, in its good faith opinion, the executive has committed an act constituting “cause,” and such resolution is delivered in writing to the executive.
A
“change in control”
under the CIC Agreements means the occurrence of any of the following events (for purposes of this section, with respect to Mr. DeIuliis, where applicable, references to the “Company” also include the Company’s subsidiary, CNX Gas; references to the “Company Board of Directors” also include the CNX Gas Board of Directors; references to “shareholders of the Company” also include shareholders of CNX Gas and references to “voting stock” also include securities of CNX Gas):
(i)	the acquisition by any individual, entity or group of beneficial ownership of more than 25% of the combined voting power of the then outstanding voting stock of the Company; provided, however, that the following acquisitions will not constitute a change in control: (A) any issuance of voting stock of the Company directly from the Company that is approved by the then incumbent Company Board of Directors, (B) any acquisition by the Company (or any subsidiaries) of voting stock of the Company, (C) any acquisition of voting stock of the Company by any employee benefit plan (or related trust) sponsored or maintained by the Company or any subsidiary of the Company, (D) any acquisition of voting stock of the Company by an underwriter holding securities of the Company in connection with a public offering thereof, or (E) any acquisition of voting stock of the Company by any person pursuant to a transaction that complies with clauses (A), (B) and (C) of (iii) below; or
(ii)	individuals who constitute the Company Board of Directors as of the agreement date (or in the case of Mr. DeIuliis, individuals who constitute the CNX Gas Board of Directors other than at a time when the Company and/or its subsidiaries beneficially own more than 50% of the total voting stock of CNX Gas) cease for any reason to constitute at least a majority of the Company Board of Directors; provided, however, that any individual becoming a director subsequent to such date whose election, or nomination for election by the Company’s shareholders (or CNX Gas’s shareholders, in the case of Mr. DeIuliis) was approved by a vote of at least two-thirds
of the directors then comprising the incumbent Company Board of Directors are deemed to have then been a member of the incumbent Company Board of Directors, but excluding any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Company Board of Directors;
(iii)	consummation of a reorganization, merger or consolidation of the Company or a direct or indirect wholly owned subsidiary of the Company, a sale or other disposition of all or substantially all of the assets of the Company, or other transaction involving the Company, unless, in each case, immediately following such transaction, (A) all or substantially all of the individuals and entities who were the beneficial owners of voting stock of the Company immediately prior to such transaction beneficially own, directly or indirectly, more than 50% of the combined voting power or securities of the then outstanding shares of voting stock or securities of the entity resulting from such transaction or any direct or indirect parent corporation thereof, (B) no person other than the Company beneficially owns 25% or more of the combined voting power of the then outstanding shares of voting stock of the entity resulting from such transaction or any direct or indirect parent corporation thereof and (C) at least a majority of the members of the Board of the entity resulting from such transaction or any direct or indirect parent corporation thereof were members of the incumbent Company Board of Directors at the time of the execution of the initial agreement or of the action of the Company Board of Directors providing for such transaction;
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
In the event that the named executive’s employment is terminated voluntarily, due to “disability” (as defined in the Company EIP) or by the Company without “cause” (as defined in the Company EIP), the non-vested
portion of any stock option will be deemed cancelled on the termination date and the vested portion, if any, of the stock option as of the date of such termination will remain exercisable for the lesser of (i) a period of 90 days following termination or (ii) until the expiration date of the stock option. Notwithstanding the previous sentence, if such termination occurs by reason of an “incapacity retirement” as defined in the Pension Plan (or any successor plan) and as provided in the award agreement, then in that event the non-vested
portion of the stock option will continue to vest and become exercisable in the ordinary course and will remain exercisable until the stock option’s expiration date.
In the event that employment with the Company (including any affiliate) is terminated without cause and after a decision that such termination qualifies for special vesting treatment, the non-vested
portion of a stock option will continue to vest and become exercisable in accordance with the vesting schedule set forth in the award agreement, and will remain exercisable until the expiration date. In the event that the named executive’s employment is terminated by reason of death, the non-vested
portion of the stock option will vest in its entirety immediately upon the date of death and will remain exercisable for the lesser of (i) a period of three years following death or (ii) the expiration date.
RSUs
All shares subject to RSU awards that are issued under the Company EIP will vest (i.e., will not be subject to forfeiture as the result of employment termination) upon the occurrence of certain specified termination of employment events such as retirement, termination of employment by reason of death or as part of a reduction in force as specified and implemented by the Company, or without cause and after a decision that such termination without cause qualifies for special vesting treatment. In no event will any shares vest if employment with the Company is terminated for “cause” as defined in the Company EIP (see below) or if a named executive leaves the Company’s employment for any reason other than in connection with a special vesting event.
In addition, if employment is terminated for cause or the named executive breaches the non-competition
or proprietary information covenants (see below), then, in addition to awards being cancelled with respect to any unvested shares, the named executive will also forfeit all of his right, title and interest in and to any shares which have vested under existing awards and which are held by him at that time. In addition, to the extent a named executive has sold any of his vested shares within the six month period ending with the date of the named executive’s termination for cause or breach of the non-competition
or proprietary information covenants or at any time thereafter, then the named executive will be required to repay to the Company, within 10 days after receipt of written demand from the Company, the cash proceeds received upon each such sale, provided the demand is made by the Company within one year after the date of such sale.
In the event employment is terminated because of a reduction in force as specified and implemented by the Company, the named executive will not be subject to the non-competition
and certain
non-solicitation
provisions contained in the award agreement.
PSUs
The PSU awards also include special vesting provisions in connection with certain employment termination circumstances.
In the event the named executive’s employment with the Company (or an affiliate) is terminated (i) on or after the date the named executive has reached the age of 62 (other than Mr. DeIuliis), (ii) on account of death or disability, (iii) by action taken by the Company (including any affiliate) without cause and after a decision that such termination without cause qualifies for special vesting treatment, or (iv) in the case of Mr. DeIuliis, retirement (a “Qualifying Separation”), the named executive will be entitled to retain the PSUs and receive payment therefore, to the extent earned and payable; provided, however, that in the case of a termination on or after the named executive has reached the age of 62 (if applicable) or on account of disability, the named executive will only be entitled to retain a prorated portion of the PSUs determined at the end of the performance period, based on the ratio of the number of complete months that the named executive worked in the performance period.
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
“Retirement”
is defined in Mr. DeIuliis’ award agreements to mean attainment of age 50 and completion of 20 or more years of continuous service with the Company and its affiliates, other than a termination of employment for cause (as such term is defined in the Company EIP).
Change in Control and Restrictive Covenant Provisions – the Company’s Equity Awards
All Company options, RSU and PSU awards, whether or not vested, vest upon a change in control, which is defined under the Company EIP as (unless otherwise defined in the applicable award agreement) the earliest to occur of:
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

•
a majority of members of the Company’s Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors prior to the date of the appointment or election; or

•	the sale of all or substantially all of the Company’s assets.
However, in the event the accelerated vesting of the awards, either alone or together with any other payments or benefits to which the named executive may otherwise become entitled from the Company in connection with the “change in control” would, in the Company’s good faith opinion, be deemed to be a parachute payment under Section 280G of the Code (or any successor provision), then, unless any agreement between the named executive and the Company provides otherwise, the number of options and RSUs which vest on this accelerated basis will be reduced to the extent necessary to ensure, in the Company’s good faith opinion, that no portion of the accelerated award will be considered such a parachute payment.
All Company options, RSU and PSU awards contain a covenant regarding confidential information and trade secrets, pursuant to which the recipient must agree, at any time during or after his or her employment with the Company, not to disclose or use for his or any other person or entity’s own benefit or purposes, other than the Company and its affiliates, any proprietary confidential information or trade secrets, which are unique to the Company and not generally known to the industry or the public (except as otherwise provided therein). In addition, upon termination with the Company for any reason, the award recipient must immediately return all materials relating to the business of the Company and its affiliates, excluding personal notes, notebooks and diaries, and may not retain or use for such person’s own account at any time any trade names, trademarks or other proprietary business designations used or owned in connection with the business of the Company or its affiliates.
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
Supplemental Retirement Plan
If a participant’s employment with Company or any subsidiary terminates for “cause” (which is defined in the Supplemental Retirement Plan to include a violation of any non-solicitation,
non-competition
or
non-disclosure
provision contained in any agreement entered into by and between a participant and the Company or any subsidiary), no benefits will be payable under the Supplemental Retirement Plan. Additionally, each participant agrees by participating in the Supplemental Retirement Plan that within ten (10) days after the date the Company provides the participant with a notice that there has occurred a termination on account of “cause,” the participant will pay to the Company in cash an amount equal to any and all distributions paid to or on behalf of such participant under the Supplemental Retirement Plan within the six (6) months prior to the date of the earliest breach. A forfeiture of Supplemental Retirement Plan benefits will also occur for certain “cause” events even if the event does not occur or is not discovered until after any termination of employment. Benefits under the Supplemental Retirement Plan will immediately vest upon death or disability of a participant or upon a “change in control” (as described below).
Further, the participant will be entitled to receive the vested benefits in a lump sum payment if the participant’s employment is terminated after, or in connection with, a “change of control” (as defined in the Supplemental Retirement Plan) on account of: (i) an involuntary termination associated with a change in control within the two (2) year period after the change in control, or (ii) a termination by the Company other than for cause or due to the participant’s death or disability that (A) occurs not more than three (3) months prior to the date on which a “change in control” occurs or (B) is required by a third party who initiates a change in control.
The benefit will be calculated as if the participant terminated on the date of the change in control, but the participant will be considered only for purposes of applying the appropriate actuarial reduction to have a minimum age of 55 and a minimum of 20 years of credited service. Additional service credit will also be provided for the term of any payments under a participant’s CIC Agreement, if any, with the Company. See
“Understanding our Pension Benefits Table”
on page 16 for more information regarding the Supplemental Retirement Plan.

New Restoration Plan
The New Restoration Plan was frozen for future benefit credits effective July 1, 2018. If a participant’s employment terminates on account of “cause” (as defined in the New Restoration Plan), no benefits will be payable. Additionally, each participant agrees by participating in the New Restoration Plan that within ten (10) days after the date the Company provides the participant with a notice that there has occurred a termination on account of “cause,” the participant will pay to the Company in cash an amount equal to any and all distributions paid to or on behalf of such participant under the New Restoration Plan within the six (6) months prior to the date of the earliest breach. A forfeiture of New Restoration Plan benefits will also occur for certain “cause” events even if the event does not occur or is not discovered until after any termination of employment.
Severance Pay Plan for Salaried Employees
Eligible employees of the Company are entitled to receive benefits under the Severance Pay Plan immediately upon completion of one year of continuous service with the Company. Pursuant to the terms of the Severance Pay Plan, upon an involuntary termination that is part of a workforce reduction, the employee is entitled to one week’s compensation for each completed full year of continuous service, up to a maximum of 25 weeks’ compensation, subject to the Severance Pay Plan’s reemployment provisions described below. Benefits under the Severance Pay Plan do not apply where the employee is terminated for “cause” (as defined in the Severance Pay Plan) or resigns, or where such employee’s employment ends in connection with the sale of stock or all or part of the Company’s assets and the employee is offered employment by the purchaser (or its affiliate) of the stock or all or part of the Company’s assets.
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
Employees will not be entitled to severance under this Severance Pay Plan unless and until such employee executes, and does not revoke, a release, deemed satisfactory by the Company, waiving any and all claims against the Company, its affiliates and subsidiaries and all related parties.
Phantom Units
The Partnership common units subject to phantom unit awards granted to the applicable named executives issued under the CNXM LTIP will vest (i.e., will not be subject to forfeiture as the result of employment termination) in three equal annual installments on each of the first three anniversaries of the grant date subject to accelerated vesting upon the occurrence of certain specified termination of employment events, including (i) termination of employment by reason of death or disability (as defined below), (ii) as part of a reduction in force as specified and implemented by the general partner, the Partnership or any of their affiliates, or (iii) involuntarily without cause (as defined below) or as a result of his or her resignation for good reason (as defined below), in either case, within two years following a change in control (as defined below). In no event will any common units vest if employment is terminated for cause as defined in the CNXM LTIP (see below) or if a named executive leaves employment for any reason other than in connection with a special vesting event.
In addition, if employment is terminated for cause or the named executive breaches the proprietary information covenant, then, in addition to awards being cancelled with respect to any unvested common units, the named executive will also forfeit all of his right, title and interest in and to any common units which have vested under existing awards and which are held by him at that time. In addition, to the extent a named executive has sold any of his vested common units within the six month period ending with the date of the named executive’s termination for cause or breach of the proprietary information covenant or at any time thereafter, then the named executive will be required to repay, within 10 days after receipt of written demand, the cash proceeds received upon each such sale, provided the demand is made within one year after the date of such sale.
All phantom unit awards contain a covenant regarding confidential information and trade secrets, pursuant to which the recipient must agree, at any time during or after his or her employment, not to disclose or use for his or any other person or entity’s own benefit or purposes, other than the general partner, the Partnership, and its affiliates, any proprietary confidential information or trade secrets, which are unique to the general partner, the Partnership, or any of their affiliates and not generally known to the industry or the public (except as otherwise provided therein).
CNXM LTIP Definitions
The following definitions and provisions are set forth in the CNXM LTIP:
“Cause”
is defined, unless otherwise defined, as a finding by the Board of Directors, of: (i) any material failure by the award recipient to perform the award recipient’s duties and responsibilities under any written agreement between the award recipient and the general partner or its affiliate(s); (ii) any act of fraud, embezzlement, theft or misappropriation by the award recipient relating to the general partner, the Partnership or any of their affiliates; (iii) the award recipient’s commission of a felony or a crime involving moral turpitude; (iv) any gross negligence or intentional misconduct on the part of the award recipient in the conduct of the award recipient’s duties and responsibilities with the general partner or any affiliate(s) of the general partner or which adversely affects the image, reputation or business of the general partner, the Partnership or their affiliates; or (v) any material breach by the award recipient of any agreement between the general partner or any of its affiliates, on the one hand, and the award recipient on the other.

“Change in Control”
is defined as, and shall be deemed to have occurred upon one or more of the following events:
(i)	any “person” or “group” within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act, other than the general partner, CNX Gathering, the Company, Noble Energy, Inc. (“Noble”) or an affiliate of the general partner, CNX Gathering, the Company or Noble (as determined immediately prior to such event), shall become the beneficial owner, by way of merger, acquisition, consolidation, recapitalization, reorganization or otherwise, of more than 50% of the combined voting power of the equity interests in the general partner, the Partnership or CNX Gathering;
(ii)	the limited partners of the Partnership approve, in one or a series of transactions, a plan of complete liquidation of the Partnership;
(iii)	the sale or other disposition by either the general partner or the Partnership of all or substantially all of the general partner’s or the Partnership’s assets, respectively, in one or more transactions to any person other than the general partner, the Partnership, CNX Gathering, the Company, Noble or an affiliate of the general partner, the Partnership, CNX Gathering, the Company or Noble; or
(iv)	a transaction resulting in a person other than the general partner, CNX Gathering, the Company, Noble or an affiliate of the general partner, CNX Gathering, the Company, or Noble (as determined immediately prior to such event) being the sole general partner of the Partnership.
“Disability”
is defined, unless otherwise defined, as determined by the Board of Directors in its discretion exercised in good faith, as a physical or mental condition of an award recipient that would entitle him or her to payment of disability income payments under the general partner’s, the Partnership’s or one of their affiliates’ long-term disability insurance policy or plan, as applicable, for employees as then in effect; or in the event that an award recipient is not covered, for whatever reason, under any such long-term disability insurance policy or plan for employees of the general partner, the Partnership or one of their affiliates or the general partner, the Partnership or one of their affiliates does not maintain such a long-term disability insurance policy, “Disability” means a total and permanent disability within the meaning of Section 22(e)(3) of the Code.
“Good Reason”
is defined, unless otherwise defined, as the occurrence of one or more of the following actions without the award recipient’s consent: (1) a material reduction in the duties and responsibilities held by the award recipient, except in connection with a termination of the award recipient’s employment for cause or (2) a material reduction in the award recipient’s base salary or guideline (target) bonus.
2019 Pay Ratio Information
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

Compensation of Directors
Officers of the Partnership who also serve as directors on the Board of Directors do not receive additional compensation for their service on the Board of Directors. During 2019, members of the Board of Directors who were not our officers received the compensation described below.

Compensation Feature	Dollar Value of Board Compensation (2019)

Annual cash retainer – Board Member	$60,000

Annual cash retainer – Audit Committee Chair	$25,000

Annual equity award – Phantom Units (1)	$90,000
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
The table below shows the total 2019 compensation of each of the non-employee
directors on the Board of Directors who served during 2019:
Director Compensation Table – 2019

	Fees Earned or Paid in Cash	Stock Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation		Total

Name (1)	($)	($)		($)	($)		($)		($)

Raymond T. Betler	60,000	90,000	(2)	—	—		—		150,000

John E. Jackson	60,000	90,000	(2)	—	—		—		150,000

Angela A. Minas	85,000	90,000	(2)	—	—		—		175,000

Hayley F. Scott	243,581	98,583	(3)	139,790	—		14,615	(4)	496,569

Stephen W. Johnson	238,969	—		—	1,168,880	(5)	15,838	(4)	1,423,687
(1)	Messrs. DeIuliis, Rush, Griffith and Dugan (who served on the Board of Directors until February 8, 2019) and Ms. Scott did not receive any additional compensation for their service on the Board of Directors in 2019, and it is the policy of the Company and general partner not to pay employees for services on the Company’s or the general partner’s Boards of Directors. Messrs. DeIuliis’, Rush’s, Griffith’s and Dugan’s compensation is included in the above executive compensation tables. Ms. Scott and Mr. Johnson (who served on the Board of Directors until February 2019) are not named executives of the general partner and, for this reason, their compensation is included in this table.
(2)	These values are based on the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The grant date fair value of the phantom unit awards is computed based upon the closing price per unit of the Partnership’s common units on the date of grant. A discussion of the relevant assumptions made in the valuation of these awards is provided in Note 10 of the Original Form
10-K.
The values reflect the awards’ fair market value at the date of grant, and do not correspond to the actual value that will be recognized by the directors. As of December 31, 2019, the following directors held unvested phantom units: Mr. Betler 6,247, Mr. Griffith 21,690, Mr. Jackson 6,247, Ms. Minas 6,247, and Mr. Rush 23,598.
(3)	This value represents the aggregate grant date fair value of PSU and RSU awards granted to Ms. Scott in 2019 under the Company EIP which were $60,998 and $37,585, respectively. Such values are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 and were granted on January 31, 2019. For the 2019 PSUs, the grant date fair value is computed based upon a Monte Carlo simulation for both the TSR component and the ASP component, which results in a valuation of 133% of the January 31, 2019 Company stock price of $12.14 per share. The TSR fair value component was determined using four primary input assumptions for an asset projection: the risk-free rate (2.43%), the dividend yield for the Company (0%), the volatility of returns (48%), and the initial TSR performance for the Company and the comparator group. The grant date fair value of the TSR portion was $15.04. The ASP fair value component requires three primary input assumptions for an asset projection: the risk-free rate (2.43%), the dividend yield (0%) for the Company, and the volatility of returns (48%). The grant date fair value of the ASP portion was $17.19. The value of the awards in the “Stock Awards” column on the January 31, 2019 grant date for FASB ASC Topic 718 purposes assumes that the highest level of the conditions will be achieved (resulting in no additional expense in the future). For the 2019 PSUs, the value of the awards, as reported in the table, does not change assuming that the highest level of performance conditions will be achieved. A discussion of the valuation of these PSU and RSU awards is provided in Note 17 of the Company Form
10-K.
As of December 31, 2019, Ms, Scott held 6,375 PSUs (at target) and 4,863 RSUs, and the amounts of PSUs and RSUs held by Messrs. DeIuliis, Rush, Griffith and Dugan are set forth in the Outstanding Equity Awards at Fiscal
Year-End
– 2019 table.

(4)	The value set forth in this column for Ms. Scott represents matching contributions made by the Company under its 401(k) Plan, and the value set forth in this column for Mr. Johnson represents a vehicle allowance and $14,338 in matching contributions made by the Company under its 401(k).
(5)	This amount reflects the actuarial increase in the present value of Mr. Johnson’s benefits under the Supplemental Retirement Plan (SERP) through December 31, 2019. The amount shown was determined primarily using the interest rate assumptions and mortality assumptions set forth in the financial statements of the Company Form
10-K
(Note 16). Values may fluctuate significantly from year to year depending on several factors, including age, years of service, average annual earnings and the assumptions used to determine the present value, such as the discount rate.
Compensation Committee Interlocks and Insider Participation
We are not required to maintain, and do not maintain, a compensation committee. Messrs. DeIuliis, Rush and Griffith, who are directors of the Partnership, were also executive officers of the Company during 2019. All compensation decisions with respect to Messrs. DeIuliis, Rush and Griffith were made by the Company’s Compensation Committee and, with respect to the phantom units, the Board of Directors, and they did not participate in deliberations regarding executive compensation (other than Mr. DeIuliis, who is also the Company’s President and Chief Executive Officer and a director on its Board of Directors and the Board of Directors, and who made compensation recommendations in 2019 to the Compensation Committee and the Board of Directors, in the case of phantom unit awards granted under the CNXM LTIP, with respect to officers other than himself).
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following tables set forth information with respect to beneficial ownership of the Partnership’s common units by:
•	beneficial owners of more than five percent of the Partnership’s common units known to the Partnership based upon information filed with the SEC; and
•	each director, each named executive, and all directors and executive officers of the Partnership as a group, as of March 9, 2020 (except as otherwise indicated below).
The table below also presents the ownership of common stock of the Company held by each director, each named executive and all directors and executive officers of the Partnership as a group, as of March 9, 2020.
Amounts shown below include phantom units that may be settled for common units and options that are currently exercisable or that may become exercisable within 60 days of March 9, 2020 (i.e., May 8, 2020). Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the Partnership’s common units and the Company’s shares of common stock set forth opposite such person’s name.

Name and Address of Beneficial	Amount and Nature of	Percent
Owner	Beneficial Ownership (1)	of Class
CNX Resources Corporation (2)
1000 CONSOL Energy Drive Canonsburg, Pennsylvania 15317	47,692,198	53.1%
Tortoise Capital Advisors, L.L.C. (3)
5100 W 115th Place, Leawood, KS 66211	6,358,161	7.1%
Clearbridge Investments, LLC (4)
620 8th Avenue New York, NY 10018	4,475,386	5.0%

	CNX Midstream Partners LP Common Units Beneficially Owned (1)	Percent of Class	CNX Resources Corporation Common Stock Beneficially Owned (1)(5)	Percent of Class

Nicholas J. DeIuliis (6)	20,100	*	2,792,904	1.5%

Donald W. Rush	5,929	*	110,850	*

Chad A. Griffith	5,174	*	20,740	*

Timothy C. Dugan (7)	419,650	*	-	*

Hayley F. Scott	-	*	8,204	*

Angela A. Minas	46,654	*	-	*

Raymond T. Betler	12,459	*	-	*

John E. Jackson	32,054	*	-	*

All directors and executive officers as a group	542,020	*	2,932,698	1.6%
*	Indicates less than one percent (1%) ownership.
(1)	As of March 9, 2020, there were 89,799,224 common units of the Partnership outstanding. As of March 9, 2020, there were 187,035,851 shares of the Company’s common stock outstanding.
(2)	Based on a Schedule 13D/A filed by jointly the Company, CNX Gas, and CNX Gas Company LLC, a Virginia limited liability company (collectively, “CNX”), on January 31, 2020. Each of the Company, CNX Gas, and CNX Gas Company LLC is deemed to be the beneficial owner of 47,692,198 Partnership common units, and has sole voting and dispositive power with respect to 0 Partnership common units and shared voting and dispositive power with respect to 47,692,198 Partnership common units.
(3)	Based on a Schedule 13G/A filed by Tortoise Capital Advisors, L.L.C. (“TCA”) on February 14, 2020. TCA acts as an investment adviser to certain investment companies registered under the Investment Company Act of 1940. TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies. TCA also acts as an investment adviser to certain managed accounts. Under contractual agreements with these managed account clients, TCA, with respect to the securities held in these client accounts, has investment and voting power with respect to certain of these client accounts, and has investment power but no voting power with respect to certain other of these client accounts. TCA is deemed to be the beneficial owner of 6,358,161 Partnership common units, and has sole voting and dispositive power with respect to 511,544 Partnership common units and shared voting and dispositive power with respect to 5,846,617 Partnership common units. On April 8, 2020, TCA filed a Schedule 13G reporting that its aggregate beneficial ownership of Partnership common units was less than 5% (specifically 2.3%).
(4)	Based on a Schedule 13G filed by Clearbridge Investments, LLC on February 14, 2020. Clearbridge Investments, LLC is deemed to be the beneficial owner of 4,475,386 Partnership common units, and has sole voting and dispositive power with respect to 4,475,386 Partnership common units and shared voting and dispositive power with respect to 0 Partnership common units.
(5)	Includes the Company’s shares of common stock issuable pursuant to options that are currently exercisable (or may become exercisable on or before May 8, 2020) as follows: Mr. DeIuliis, 1,240,500, Mr. Rush, 9,944, Mr. Griffith, 10,136, and Mr. Dugan, 185,632. For Mr. DeIuliis, also includes 390,780 shares underlying RSUs that may be settled on or before May 8, 2020.
(6)	Includes 5,699 Partnership common units and 65,421 shares of the Company’s common stock held in trusts for his children.
(7)	Information for Mr. Dugan, who departed from the Company and the Partnership as of December 31, 2019, is as of such date.
Brokerage account agreements may grant security interests in securities held at the broker to secure payment and performance obligations of the brokerage account holder in the ordinary course. Shares shown in the table for the directors and executive officers may be subject to this type of security interest.
Securities Authorized for Issuance Under the CNXM LTIP
The following table summarizes the Partnership’s equity compensation plan information as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	174,465	(1)	—	5,149,141

Equity compensation plans not approved by security holders	—		—	—

TOTAL	174,465	(1)	—	5,149,141
(1)	This total is comprised of unvested phantom units outstanding under the CNXM LTIP.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date

3.1*	Certificate of Limited Partnership of CONE Midstream Partners LP	S-1	333-198352	3.1	8/25/2014

3.2*	Certificate of Amendment to Certificate of Limited Partnership of CNX Midstream Partners LP	8-K	001-36635	3.1	1/3/2018

3.3*	Second Amended and Restated Agreement of Limited Partnership of CNX Midstream Partners LP	8-K	001-36635	3.2	1/3/2018

4.1*	Indenture, dated as of March 16, 2018, among CNX Midstream Partners LP, CNX Midstream Finance Corp., the guarantors party thereto and UMB Bank, N.A., as Trustee.	8-K	001-36635	4.1	3/16/2018

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36635	4.2	2/10/2020

10.1*	Contribution, Conveyance and Assumption Agreement, dated as of September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC and CONE Midstream Operating Company LLC	8-K	001-36635	10.1	10/3/2014

10.2*	Omnibus Agreement, dated September 30, 2014, by and among CONE Midstream Partners LP, CONE Midstream GP LLC, CONSOL Energy Inc., Noble Energy, Inc., CONE Gathering LLC, CONE Midstream Operating Company LLC, CONE Midstream DevCo I LP, CONE Midstream DevCo II LP and CONE Midstream DevCo III LP	8-K	001-36635	10.2	10/3/2014

10.3*	First Amended and Restated Operational Services Agreement, dated December 1, 2016, by and between CONE Midstream Partners LP and CNX Gas Company LLC	8-K	001-36635	10.1	12/7/2016

10.4*	Purchase and Sale Agreement, dated as of February 7, 2018, by and among CNX Midstream Partners LP, CNX Midstream DevCo I LP, CNX Midstream DevCo III LP, CNX Gathering LLC, and, for certain purposes, CNX Midstream DevCo I GP LLC, CNX Midstream DevCo III GP LLC and CNX Midstream Operating Company LLC	10-K	001-36635	10.15	2/7/2018

10.5*	Second Amended and Restated Gathering Agreement, dated January 3, 2018, by and among CNX Gas Company LLC, CONE Midstream Operating Company LLC and the other parties thereto	8-K	001-36635	10.2	1/3/2018

10.6*	First Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of March 16, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.1	8/2/2018

10.7*	Second Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 2, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.2	8/2/2018

10.8*	Third Amendment to the Second Amended and Restated Gathering Agreement, entered into on and as of May 15, 2018, by and between CNX Gas Company LLC and Gatherer (as defined in the Original Agreement)	10-Q	001-36635	10.3	8/2/2018

10.9*	Credit Agreement dated as of March 8, 2018, among CNXM, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	3/12/2018

10.10*	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, to the Credit Agreement, dated as of March 8, 2018, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	3/16/2018

10.11*	Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, to the Credit Agreement, dated as of March 8, 2018, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. as syndication agent and the lender parties thereto.	8-K	001-36635	10.1	4/30/2019

10.12*	Limited Consent and Amendment to Credit Agreement, dated December 22, 2017, by and among CONE Midstream Partners LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lender parties thereto	10-K	001-36635	10.10	2/7/2018

10.13*	Registration Rights Agreement, dated January 3, 2018, between CNX Midstream Partners LP and NBL Midstream, LLC	8-K	001-36635	10.1	1/3/2018

10.14*#	Form of Phantom Unit Award Agreement (3-Year Vest)	8-K	001-36635	10.1	1/22/2015

10.15*#	Form of Phantom Unit Award Agreement (1-Year Vest)	10-K	001-36635	10.12	2/7/2018

10.16*#	Form of Phantom Unit Award Agreement (3-Year Vest)	10-K	001-36635	10.16	2/7/2019

10.17*#	Form of Phantom Unit Award Agreement (1-Year Vest)	10-K	001-36635	10.17	2/7/2019

10.18*#	CONE Midstream Partners LP 2014 Long-Term Incentive Plan	8-K	001-36635	10.7	10/3/2014

21.1*	List of Subsidiaries of CNX Midstream Partners LP	10-K	001-36635	21.1	2/10/2020

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm	10-K	001-36635	23.1	2/10/2020

24.1*	Power of Attorney of Directors and Officers of CNX Midstream GP LLC	10-K	001-36635	24.1	2/10/2020

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	10-K	001-36635	31.1	2/10/2020

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	10-K	001-36635	31.2	2/10/2020

31.3†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.4†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	10-K	001-36635	32.1	2/10/2020

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-K	001-36635	32.2	2/10/2020

101.INS*	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	10-K	001-36635	101	2/10/2020

101.SCH*	XBRL Taxonomy Extension Schema Document	10-K	001-36635	101	2/10/2020

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36635	101	2/10/2020

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-36635	101	2/10/2020

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	10-K	001-36635	101	2/10/2020

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-36635	101	2/10/2020

104†	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Incorporated by reference into this Form 10-K/A as indicated.

†	Filed herewith.

#	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27 th
day of April, 2020.

CNX MIDSTREAM PARTNERS LP
By: CNX MIDSTREAM GP LLC, its general partner

By:	/s/ Nicholas J. DeIuliis
Nicholas J. DeIuliis
Chief Executive Officer and Director (Principal Executive Officer)