Form 10-Q
period 2020-03-31
CNX Midstream Partners LP
filed 2020-04-27
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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

As of April 27, 2020, CNX Midstream Partners LP had 89,799,224 common units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Gathering revenue — related party	$62,178	$53,776
Gathering revenue — third party	17,953	18,443
Miscellaneous income	65	—
Total Revenue	80,196	72,219
Expenses
Operating expense — related party (Note 4)	3,828	5,548
Operating expense — third party	8,596	5,974
General and administrative expense — related party (Note 4)	2,857	3,967
General and administrative expense — third party	2,765	1,536
(Gain) loss on asset sales and abandonments	(11)	7,229
Depreciation expense	7,578	5,650
Interest expense	8,793	7,339
Total Expense	34,406	37,243
Net Income	45,790	34,976
Less: Net income (loss) income attributable to noncontrolling interest	571	(131)
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$45,219	$35,107

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$45,219	$35,107
Less: General partner interest in net income, including incentive distribution rights	—	5,279
Limited partner interest in net income	$45,219	$29,828

Earnings per limited partner unit:
Basic	$0.50	$0.47
Diluted	$0.49	$0.47

Weighted average number of limited partner units outstanding (in thousands):
Basic	89,797	63,698
Diluted	92,822	63,758

Cash distributions declared per unit (*)	$0.0829	$0.3732
(*) Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 10.

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of limited partner units)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$5,235	$31
Receivables — related party	21,714	21,076
Receivables — third party, net (Note 2)	4,980	7,935
Other current assets	2,064	1,976
Total Current Assets	33,993	31,018
Property and Equipment (Note 5):
Property and equipment	1,315,118	1,302,566
Less — accumulated depreciation	114,574	106,975
Property and Equipment — Net	1,200,544	1,195,591
Other Assets:
Operating lease right-of-use assets	3,225	4,731
Other assets	2,945	3,262
Total Other Assets	6,170	7,993
TOTAL ASSETS	$1,240,707	$1,234,602

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Trade accounts payable	$9,696	$15,683
Accrued interest payable	1,256	7,973
Accrued liabilities	21,271	43,634
Due to related party (Note 4)	51,688	4,787
Total Current Liabilities	83,911	72,077
Other Liabilities:
Long-term liabilities — related party (Note 4)	85,000	—
Long-Term Debt:
Revolving credit facility (Note 6)	347,000	311,750
Senior Notes (Note 6)	394,399	394,162
Total Long-Term Debt	741,399	705,912
TOTAL LIABILITIES	910,310	777,989

Partners’ Capital and Noncontrolling Interest:
Limited partner units (89,799,224 issued and outstanding at March 31, 2020 and 63,736,622 issued and outstanding at December 31, 2019)	226,376	380,473
Class B units (3,000,000 issued and outstanding at March 31, 2020 and none issued and outstanding at December 31, 2019)	34,590	—
General partner interest	—	7,280
Partners’ capital attributable to CNX Midstream Partners LP	260,966	387,753
Noncontrolling interest	69,431	68,860
Total Partners’ Capital and Noncontrolling Interest	330,397	456,613
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,240,707	$1,234,602
The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Partners’ Capital			Total
				Capital
	Limited	Class B	General	Attributable	Noncontrolling
	Partners	Units	Partner	to Partners	Interest	Total
Balance at December 31, 2019	$380,473	$—	$7,280	$387,753	$68,860	$456,613
Net income	45,219	—	—	45,219	571	45,790
Quarterly distributions to unitholders	(37,201)	—	—	(37,201)	—	(37,201)
IDR Elimination Transaction	(162,310)	34,590	(7,280)	(135,000)	—	(135,000)
Unit-based compensation	504	—	—	504	—	504
Vested units withheld for taxes	(309)	—	—	(309)	—	(309)
Balance at March 31, 2020	$226,376	$34,590	$—	$260,966	$69,431	$330,397

	Three Months Ended March 31, 2019
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total
Balance at December 31, 2018	$320,543	$10,900	$331,443	$67,871	$399,314
Net income (loss)	29,828	5,279	35,107	(131)	34,976
Contributions from general partner and noncontrolling interest holders, net	—	30	30	—	30
Quarterly distributions to unitholders	(22,939)	(4,329)	(27,268)	—	(27,268)
Unit-based compensation	612	—	612	—	612
Vested units withheld for taxes	(664)	—	(664)	—	(664)
Balance at March 31, 2019	$327,380	$11,880	$339,260	$67,740	$407,000

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$45,790	$34,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	8,050	6,121
Unit-based compensation	504	612
(Gain) loss on asset sales and abandonments	(11)	7,229
Other	11	11
Changes in assets and liabilities:
Due to/from affiliate	(3,706)	(1,923)
Receivables — third party	2,955	448
Other current and non-current assets	1,500	(8,971)
Accounts payable and other accrued liabilities	(14,970)	11,410
Net Cash Provided by Operating Activities	40,123	49,913

Cash Flows from Investing Activities:
Capital expenditures	(32,659)	(78,557)
Net Cash Used in Investing Activities	(32,659)	(78,557)

Cash Flows from Financing Activities:
Contributions from general partner and noncontrolling interest holders, net	—	30
Vested units withheld for unitholder taxes	(309)	(664)
Quarterly distributions to unitholders	(37,201)	(27,268)
Net borrowings on secured $600.0 million credit facility	35,250	52,650
Net Cash (Used in) Provided by Financing Activities	(2,260)	24,748

Net Increase (Decrease) in Cash	5,204	(3,896)
Cash at Beginning of Period	31	3,966
Cash at End of Period	$5,235	$70

Cash paid during the period for:
Interest	$15,756	$14,251

Noncash investing activities:
Accrued capital expenditures	$8,366	$26,298

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS
CNX Midstream Partners LP (the “Partnership”, or “we”, “us”, or “our”) is a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of midstream energy infrastructure in the Appalachian Basin. We currently provide midstream services to our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia under long-term, fixed-fee contracts. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), a wholly owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Gas Company LLC (“CNX Gas”), which is a wholly owned subsidiary of CNX Resources Corporation (NYSE: CNX) (“CNX Resources”). Accordingly, CNX Resources is the Sponsor of the Partnership, and we may refer to CNX Resources as the “Sponsor” throughout this Quarterly Report on Form 10-Q.
Description of Business
Our midstream assets consist of two operating segments that we refer to as our “Anchor Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development.
•Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, including our five primary midstream systems (the McQuay, Majorsville, Dry Ridge, Mamont and Shirley-Penns Systems), a 20” high-pressure pipeline contributed to us in the CNX Transaction, that occurred in 2018, and related assets.
•Our Additional Systems, in which the Partnership owns a 5% controlling interest, include several gathering systems throughout our dedicated acreage. Revenues from our Additional Systems are currently derived primarily from the Pittsburgh Airport area, which is within the wet gas region of our dedicated acreage and the Wadestown area in the dry gas region. Currently, the substantial majority of capital investment in these systems would be funded directly by CNX Resources in proportion to CNX Gathering’s 95% retained ownership interest.
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
IDR Elimination Transaction
On January 29, 2020, CNX and CNXM entered into and closed definitive agreements to eliminate CNXM’s incentive distribution rights (“IDRs”) held by its general partner and to convert the 2.0% general partner interest in CNXM into a non-economic general partnership interest (collectively, the "IDR Elimination Transaction").
Pursuant to the IDR Elimination Transaction agreements, CNX received the following consideration in exchange for the cancellation of the IDRs and conversion of the 2.0% general partner interest:

•26 million CNXM common units;
•3 million new CNXM Class B units, which will not receive or accrue distributions until January 1, 2022, at which time they will automatically convert into CNXM common units on a one-for-one basis; and
•$135.0 million, to be paid in three installments of $50.0 million due December 31, 2020, $50.0 million due December 31, 2021 and $35.0 million due December 31, 2022.

After giving effect to the IDR Elimination Transaction, CNX now owns 47.7 million CNXM common units, or approximately 53.1%, of the outstanding limited partner interests in CNXM, excluding the CNXM Class B units. Following the conversion of the CNXM Class B units into CNXM common units on January 1, 2022, CNX’s ownership will increase to 50.7 million CNXM units, or approximately 54.6% of the outstanding limited partner interests in CNXM, on a proforma basis.

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
The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2019 included in CNX Midstream Partners LP’s (the “Partnership”, or “we”, “us”, or “our”) Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 10, 2020.
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and all of its controlled subsidiaries, including 100% of each of the Anchor Systems and Additional Systems in the applicable periods presented within this Quarterly Report on Form 10-Q. Although the Partnership has less than a 100% economic interest in the Additional Systems, it has been consolidated fully with the results of the Partnership in the applicable periods as the Partnership is considered to be the primary beneficiary and has a controlling financial interest and the power through its ownership to direct the activities of the Additional Systems. After adjusting for noncontrolling interests, net income attributable to general and limited partner ownership interests in the Partnership reflect only that portion of net income that is attributable to the Partnership’s unitholders.

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
For revenue associated with the Shirley-Penns System, for which we have remaining contractual performance obligations, the aggregate amount of the transaction price allocated to those remaining performance obligations was $350.8 million at March 31, 2020. See Note 4–Related Party Transactions for a detailed breakout of the minimum revenue by year.
The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of March 31, 2020, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the quarters ended March 31, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Disaggregation of revenue
See Note 8–Segment Information for additional information.
Contract balances
We invoice customers once our performance obligations have been satisfied, at which point payment becomes unconditional. Accordingly, our contracts with customers do not give rise to contract assets or liabilities. We also have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.
Classification
The fees we charge our affiliates, including our Sponsor, are recorded in gathering revenue — related party in our consolidated statements of operations. Fees from midstream services we perform for third-party shippers are recorded in gathering revenue — third-party in our consolidated statements of operations.
Cash
Cash includes cash on hand and on deposit at banking institutions.
Receivables
On January 1, 2020, the Partnership adopted the guidance under the Financial Accounting Standards Board (the “FASB”) Accounting Standard Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Partnership adopted Topic 326 using the prospective transition method.
Prior to adopting Topic 326, the Partnership reserved for specific accounts receivable when it was probable that all or a part of an outstanding balance would not be collected, such as customer bankruptcies. Collectability was determined based on terms of sale, credit status of customers and various other circumstances. We regularly reviewed collectability and established or adjusted the reserve as necessary using the specific identification method. Account balances were charged off against the reserve after all means of collection had been exhausted and the potential for recovery was considered remote.
Under Topic 326, management recorded an allowance for credit losses related to the collectability of third-party customers receivables using the historical aging of the customer receivable balance. Related party receivables between entities under common control are excluded from Topic 326. The collectibility was determined based on past events, including historical experience, customer credit rating, as well as current market conditions. We will continue to monitor customer ratings and collectability on a quarterly basis. Account balances will be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses is as follows:

(in thousands)	March 31, 2020
Receivables — Third-Party	$5,056
Allowance for Credit Losses	(76)
Receivables — Third-Party, Net	$4,980
Fair Value Measurement
The FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long-lived assets). The fair value is the price that we estimate we would receive upon selling an asset or that we would pay to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize input to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.
The carrying values on our balance sheets of our current assets, current liabilities and revolving credit facility approximate fair values due to their short maturities. We estimate the fair value of our long-term debt, which is not actively traded, using an income approach model that utilizes a discount rate based on market rates for other debt with similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $280.0 million on March 31, 2020.
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
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and accrued liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of March 31, 2020 and December 31, 2019, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they will operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at March 31, 2020 or December 31, 2019.
Variable Interest Entities
Each of the Anchor and Additional Systems is structured as a limited partnership (the “Limited Partnerships”) and a variable interest entity (“VIE”). These VIEs correspond with the manner in which we report our segment information in Note 8–Segment Information, which also includes information regarding the Partnership’s involvement with each of these VIEs and their relative contributions to our financial position, operating results and cash flows.
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
Equity Compensation
Equity compensation expense for all unit-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of ASC 718–Compensation–Stock Compensation. We recognize unit-based compensation costs on a straight-line basis over the requisite service period of an award, which is generally the same as the award’s vesting term. See Note 9–Long-Term Incentive Plan for further discussion.
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
Prior to the IDR Elimination Transaction on January 29, 2020, we allocated net income between our general partner and limited partners, which included allocations of net income to our limited partners, our general partner and the holders of our IDRs in accordance with the terms of our partnership agreement. We also allocated any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the IDRs, as set forth in our partnership agreement. Following the IDR Elimination Transaction, the Partnership’s common unitholders are entitled to all distributions until the Class B units are converted to common units on January 1, 2022. Class B unitholders have no rights to distributions until they are converted into common units.
Historical Earnings per Unit
The Partnership calculates historical earnings per unit under the two-class method and allocates the earnings or losses of a transferred business before the date of a dropdown transaction entirely to the general partner. If applicable, the previously reported earnings per unit of the limited partners would not change as a result of a dropdown transaction.

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 200,086 and 34,566 phantom units that were not included in the calculation for the three months ended March 31, 2020 and 2019, respectively, because the effect would have been antidilutive.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Partnership is still evaluating the effect of adopting this guidance.

In March 2020, the FASB issued ASU 2020-03 - Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the CECL standard. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments in this ASU have different effective dates. The adoption of this guidance is not expected to have a material impact on the Partnership's financial statements.

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

Allocations of Available Cash from Operating Surplus and Incentive Distribution Rights

Prior to the IDR Elimination Transaction on January 29, 2020 (See Note 1 – Description of Business), the percentage allocations of available cash from operating surplus between the unitholders and our general partner was based on the specified target distribution levels. IDRs represented the right to receive an increasing percentage, up to a maximum of 48% (which did not include the 2% general partner interest), of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels had been achieved.

Cash Distributions
The Board of Directors declared the following cash distributions to the Partnership’s common unitholders and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Quarterly Distribution Per Unit	Total Cash Distribution	Date of Distribution
March 31, 2019	$0.3732	$28,940	May 14, 2019
June 30, 2019	$0.3865	$30,637	August 14, 2019
September 30, 2019	$0.4001	$32,371	November 12, 2019
December 31, 2019	$0.4143	$37,201	February 13, 2020
See Note 10–Subsequent Events for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended March 31, 2020.

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
Operating expense and general and administrative expense – related party were derived from CNX Resources and consisted of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operational services	$1,909	$3,633
Electrical compression	1,919	1,915
Total Operating Expense — Related Party	$3,828	$5,548

Total General and Administrative Expense — Related Party	$2,857	$3,967
Related party liabilities due to CNX Resources consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Expense reimbursements	$564	$489
Capital expenditures reimbursements	61	—
General and administrative services	1,063	4,298
IDR Transaction - current portion	50,000	—
Total Due to Related Party - Current Portion	51,688	4,787

IDR Transaction - long-term portion	85,000	—
Total Due to Related Party - Current and Long-Term	$136,688	$4,787
All related party receivables were due from CNX Resources at March 31, 2020 and December 31, 2019.

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

Omnibus Agreement

We are party to an omnibus agreement with CNX Resources, CNX Gathering and our general partner that addresses the following matters:
• our payment of an annually-determined administrative support fee (approximately $7.3 million for the year ending December 31, 2020 and $7.9 million for the year ended December 31, 2019) for the provision of certain services by CNX Resources and its affiliates, including executive costs. Such costs may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis, and we are unable to estimate what those expenses would be on a stand-alone basis;
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

Gathering Agreements
On January 3, 2018, we entered into the Second Amended and Restated gas gathering agreement (“GGA”) with CNX Gas, which is a 20-year, fixed-fee gathering agreement. Under the Second Amended and Restated GGA, we continue to gather, compress, dehydrate and deliver all of CNX Gas’ dedicated natural gas in the Marcellus Shale on a first-priority basis and gather, inject, stabilize and store all of CNX Gas’ dedicated condensate on a first-priority basis. Under this agreement, during the year ending December 31, 2020, we will receive a fee based on the type and scope of the midstream services we provide, summarized as follows:
•For the services we provide with respect to natural gas from the Marcellus Shale formation that does not require downstream processing, or dry gas, we will receive a fee of $0.4531 per MMBtu.
•For the services we provide with respect to natural gas from the Marcellus Shale formation that requires downstream processing, or wet gas, we will receive:
◦a fee of $0.3116 per MMBtu in the Pittsburgh International Airport area; and
◦a fee of $0.6222 per MMBtu for all other areas in the dedication area.
•Our fees for condensate services will be $5.6580 per Bbl in the Majorsville area and in the Shirley-Penns area.

Each of the foregoing fees escalates by 2.5% on January 1 each year through the end of the initial term. Commencing on January 1, 2035, and as of January 1 thereafter, each of the applicable fees will be adjusted pursuant to the percentage change in CPI-U, but such fees will never escalate or decrease by more than 3% per year.

The Second Amended and Restated GGA also dedicated an additional 63,000 acres in the Utica Shale in and around the McQuay and Wadestown areas and introduced the following gas gathering and compression rates (rates shown effective January 1, 2020):
•Gas Gathering:
◦McQuay area Utica - a fee of $0.2368 per MMBtu; and
◦Wadestown Marcellus and Utica - a fee of $0.3678 per MMBtu.
•Compression:
◦For areas not benefiting from system expansion pursuant to the Second Amended and Restated GGA, compression services are included in the base fees; and
◦In the McQuay and Wadestown areas, for wells turned in line beginning January 1, 2018 and beyond, we will receive additional fees of $0.0683 per MMBtu for Tier 1 pressure services (maximum receipt point of pressure of 600 psi) and $0.1366 per MMBtu for Tier 2 pressure services (maximum receipt point of pressure of 300 psi).

In addition, the Second Amended and Restated GGA committed CNX Gas to drill and complete 140 total wells in the McQuay area within the Anchor Systems, provided that if 125 wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells must be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:
•January 1, 2018 to December 31, 2018 - 30 wells (CNX Gas exceeded this requirement by eight wells)
•January 1, 2019 to April 30, 2020 - 40 wells (CNX Gas has met this requirement as of April 27, 2020)
•May 1, 2020 to April 30, 2021 - 40 wells (deficiency payment of $2.0 million per well)
•May 1, 2021 to April 30, 2022 - 30 wells (deficiency payment of $2.0 million per well)

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

On March 16, 2018, we entered into the First Amendment to the Second Amended and Restated GGA, which added the MVC on volumes associated with the Shirley-Penns System through December 31, 2031. The MVC commits CNX Gas to pay the Partnership the wet gas fee under the GGA for all natural gas we gather up to a specified amount per day through December 31, 2031. During the MVC period, if CNX Gas actually delivers volumes in a given quarter in excess of the volume commitment for such quarter, CNX Gas is entitled to credit such excess volumes against amounts otherwise payable under the MVC in the future.

We will recognize minimum revenue on volumes throughout the term of the GGA, as set forth below:

(in millions)	Minimum Revenue per MVC
Remainder of year ending December 31, 2020	$6.0
Year ending December 31, 2021	40.7
Year ending December 31, 2022	47.7
Year ending December 31, 2023	42.8
Year ending December 31, 2024	39.6
Remainder of term	174.0
Total minimum revenue to be recognized pursuant to Shirley-Penns MVC	$350.8
For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.3678 per MMBtu in 2020, which escalates by 2.5% on January 1 of each year. Since the Shirley-Penns Acquisition, CNX Gas has exceeded the required MVC each quarter.
On May 2, 2018, we completed the CNX Transaction, pursuant to which we entered into the Second Amendment to the Second Amended and Restated GGA, which committed CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems by the end of 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:
•July 1, 2018 to December 31, 2020 - 15 wells (As of March 31, 2020, CNX Gas has exceeded the minimum well commitment by six wells)
•January 1, 2021 to December 31, 2023 - 25 wells (deficiency payment of $2.8 million per well)

CNX Gas provides us with quarterly updates on its drilling and development operations, which include detailed descriptions of the drilling plans, production details and well locations for periods that range from up to 24-48 months, as well as more general development plans that may extend as far as ten years. In addition, we regularly meet with CNX Gas to discuss our current plans to timely construct the necessary facilities to be able to provide midstream services to them on our dedicated acreage. In the event that we do not perform our obligations under our GGA, CNX Gas will be entitled to certain rights and procedural remedies thereunder, including the temporary and/or permanent release from dedication and indemnification from us.
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

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019	Estimated Useful Lives in Years
Land	$79,948	$79,829	N/A
Gathering equipment	747,118	717,277	25 — 40
Compression equipment	387,365	332,358	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	69,708	142,123	N/A
Total Property and Equipment	$1,315,118	$1,302,566

Less: Accumulated depreciation
Gathering equipment	$80,725	$75,879
Compression equipment	26,857	24,311
Processing equipment	6,992	6,785
Total Accumulated Depreciation	$114,574	$106,975

Property and Equipment — Net	$1,200,544	$1,195,591
The Partnership capitalized approximately $0.7 million and $0.8 million of interest on assets under construction during the three months ended March 31, 2020 and 2019, respectively.
During the three months ended March 31, 2019, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems, incurring a loss of $7.2 million.

NOTE 6 — LONG-TERM DEBT
Revolving Credit Facility
In March 2018, we entered into a five-year $600.0 million secured revolving credit facility with an accordion feature that allows, subject to certain terms and conditions, the Partnership to increase the available borrowings under the revolving credit facility by up to an additional $250.0 million. The revolving credit facility includes the ability to issue letters of credit up to $100.0 million in the aggregate. The available borrowing capacity is limited by certain financial covenants pertaining to leverage and interest coverage ratios as defined in the revolving credit facility agreement.

On April 24, 2019, the Partnership amended its revolving credit facility and extended its maturity to April 2024. Among other things, we received an annual interest rate reduction of 0.25% on borrowings compared to the original agreement. Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at our option at either:
•the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.50% to 1.50%; or
•the LIBOR rate plus a margin ranging from 1.50% to 2.50%.

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

The revolving credit facility contains a number of affirmative and negative covenants that include, among others, covenants that restrict the ability of the Partnership, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the revolving credit facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans; (vii) sell, transfer, convey, assign or dispose of its assets or properties other than in the ordinary course of business and other select instances; (viii) deal with any affiliate except in the ordinary course of business on terms no less favorable to the Partnership than it would otherwise receive in an arm’s length transaction; and (ix) amend in any material manner its certificate of incorporation, bylaws, or other organizational documents without giving prior notice to the lenders and, in some cases, obtaining the consent of the lenders. The agreement also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the revolving credit facility agreement are secured by substantially all of the assets of the Partnership and its wholly owned subsidiaries.

In addition, the Partnership is obligated to maintain at the end of each fiscal quarter:
•for as long as at least $150.0 million of the Senior Notes are outstanding (see below), a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods);
•if less than $150.0 million of the Senior Notes are outstanding (see below), a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods);
•a maximum secured leverage ratio of no greater than 3.50 to 1.00; and
•a minimum interest coverage ratio of no less than 2.50 to 1.00.

The Partnership was in compliance with all financial covenants at March 31, 2020.

On March 31, 2020, the outstanding balance on the revolving credit facility was $347.0 million at an interest rate of 2.40%. The Partnership had the maximum amount of remaining revolving credit available for borrowing at March 31, 2020, or $253.0 million.

At December 31, 2019, the outstanding balance on the revolving credit facility was $311.8 million at an interest rate of 3.26%.

Senior Notes
In March 2018, the Partnership, together with its wholly owned subsidiary CNX Midstream Finance Corp (“Finance Corp”) and (collectively with the Partnership, the “Issuers”), completed a private offering of the Senior Notes, with related guarantees (the “Guarantees”) and received net proceeds of approximately $394.0 million, after deducting the initial purchasers’ discount. In connection with the issuance of the Senior Notes, the Partnership capitalized related offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Net proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns Acquisition and repay existing indebtedness under our prior $250.0 million unsecured revolving credit facility. The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. There are no principal payment requirements on the Senior Notes prior to maturity.
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

The Partnership’s long-term debt consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Senior Notes due March 2026 at 6.5%	$400,000	$400,000
Less: Unamortized debt issuance costs	1,164	1,213
Less: Unamortized bond discount	4,437	4,625
Total Senior Notes	$394,399	$394,162

NOTE 7 — COMMITMENTS AND CONTINGENCIES
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

NOTE 8 — SEGMENT INFORMATION
Operating segments are the revenue-producing components of a company for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. In order to effectively manage the Partnership, we have divided our current midstream assets among two separate categories that we refer to as our “Anchor Systems” and “Additional Systems” based on their relative current cash flows, growth profiles, capital expenditure requirements and the timing of their development. All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

Segment results for the periods presented were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Gathering Revenue:
Anchor Systems	$76,546	$70,171
Additional Systems	3,650	2,048
Total Gathering Revenue	$80,196	$72,219

Net Income (Loss):
Anchor Systems	$45,190	$35,114
Additional Systems	600	(138)
Total Net Income	$45,790	$34,976

Depreciation Expense:
Anchor Systems	$7,073	$5,236
Additional Systems	505	414
Total Depreciation Expense	$7,578	$5,650

Capital Expenditures for Segment Assets:
Anchor Systems	$31,308	$75,799
Additional Systems	1,351	2,758
Total Capital Expenditures	$32,659	$78,557

Segment assets as of the dates presented were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Segment Assets
Anchor Systems	$1,129,043	$1,123,488
Additional Systems	111,664	111,114
Total Segment Assets	$1,240,707	$1,234,602

NOTE 9 — LONG-TERM INCENTIVE PLAN
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
The following table presents phantom unit activity during the three months ended March 31, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2019	174,465	$16.83
Granted	133,852	15.98
Vested	(83,188)	17.32
Forfeited	(9,767)	16.38
Total awarded and unvested at March 31, 2020	215,362	$16.13
The Partnership accounts for phantom units as equity awards and records compensation expense on a straight-line basis over the vesting period based on the fair value of the awards on their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.5 million and $0.6 million of compensation expense related to phantom units for the three months ended March 31, 2020 and 2019, which was included in general and administrative expense–related party in the consolidated statements of operations.
At March 31, 2020, the unrecognized compensation related to all outstanding awards was approximately $3.0 million, which we expect to recognize through 2022.

NOTE 10 — SUBSEQUENT EVENTS

On April 24, 2020, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the first quarter of 2020 of $0.0829 per common unit. The cash distribution will be paid on May 15, 2020 to unitholders of record at the close of business on May 7, 2020.
In March of 2020, the Partnership was notified of temporary production curtailments by one of its third-party customers that will reduce the Partnership’s future wet gas gathering revenues, of which the length and severity is still unknown. There was minimal impact on the current quarter. As of April 27, 2020, we have not received any other notifications from our customers.
COVID-19 Update
CNXM is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it may impact our customers, the employees provided by our Sponsor, our vendors and contractors. While we did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, we are unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, ability to obtain future financing, the impact to our customers and demand for our services due to numerous uncertainties.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The Partnership continues to assess the potential impacts of this recently enacted legislation on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CNX Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “forward-looking statements” below and those discussed in the section entitled “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on February 10, 2020, as updated in this Quarterly Report on Form 10-Q. In this Item 2, all references to “we,” us,” “our,” the “Partnership,” “CNXM,” or similar terms refer to CNX Midstream Partners LP and its subsidiaries.

Executive Overview
We are a growth-oriented master limited partnership focused on the ownership, operation, development and acquisition of midstream energy infrastructure in the Appalachian Basin. We currently provide midstream services to our customers’ production in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia under long-term, fixed-fee contracts. Our assets include natural gas gathering pipelines and compression and dehydration facilities, as well as condensate gathering, collection, separation and stabilization facilities. We are managed by our general partner, CNX Midstream GP LLC (our “general partner”), which is a wholly-owned subsidiary of CNX Gathering LLC (“CNX Gathering”). CNX Gathering is a wholly owned subsidiary of CNX Gas Company LLC (“CNX Gas”), which is a wholly-owned subsidiary of our Sponsor, CNX Resources Corporation (NYSE: CNX) (“CNX Resources”).
In the current environment, the Partnership has been re-evaluating its current capital allocation opportunities and will remain flexible based on market conditions and availability of opportunities. We remain committed to growing value for our investors over the long term by allocating capital investment to high rate of return midstream projects, delivering cash distributions to our investors over the long term while remaining flexible based on market conditions and availability of opportunities.
The markets for crude oil, natural gas and NGLs remain volatile, and prices may continue to fluctuate in response to, among other things: Geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of the Organization of Petroleum Exporting Countries ("OPEC"), and global events, such as the ongoing coronavirus COVID-19 (“COVID-19”) outbreak. Since the beginning of 2020, NYMEX oil prices have moved downward due in part to concerns about COVID-19 and its impact on near-term worldwide oil demand and due to the increase in oil production by certain members of OPEC. This oversupply of oil has caused historically low oil prices, which has compounded the impact of the domestic oversupply of NGLs as well as current export constraints and has driven NGL prices to historic lows. While OPEC agreed in April to cut production, downward pressure on prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity for refined products such as crude, and refinery inputs including condensate, c5+ and butane.
Continued strength in natural gas production, along with reduced heating demand for natural gas as a result of relatively mild winter temperatures throughout most of the United States, accounted for relatively higher inventory levels. Despite an April 12 agreement by the OPEC and its allies to reduce global production by approximately 10%, the economic slowdown and stay-at-home orders has continued to decrease demand for natural gas. The U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook for April 2020 forecasts are subject to heightened uncertainty because of the economic slowdown and significant changes in energy markets recently.
In March of 2020, the Partnership was notified of temporary production curtailments by one of its third-party customers that will reduce the Partnership’s future wet gas gathering revenues, of which the length and severity is still unknown. There was minimal impact on the current quarter. As of April 27, 2020, we have not received any other notifications from our customers, however our Sponsor is still determining the impact to their wet gas production and the potential for future curtailments.

COVID-19 Update
While CNXM did not incur significant disruptions to our operations during the three months ended March 31, 2020 as a result of the COVID-19 pandemic, CNXM is unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current oil price wars have on the demand for natural gas and natural gas liquids. The health of our Sponsor’s employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, CNXM cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact CNXM. For instance, in the short term, CNXM is starting to see a reduction in overall service and materials costs, due to oversupply of those services and costs, since industrial production has waned. However, if service providers to our industry are forced into bankruptcy or otherwise consolidate due to weakening economic conditions, demand could outpace supply in the long-term and cause these costs to increase. The situation surrounding COVID-19 remains fluid, and CNXM is actively managing our response in collaboration with our contractors, customers, Sponsors employees and vendors and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business.
CNXM has also taken, and is continuing to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, even though our operations were not required to close, CNXM and our sponsor were early adopters in employing a work-from-home system, even before any government mandate on non-essential businesses was enacted. CNXM increased its technology platform, infrastructure and security to allow for a work-from-home environment ahead of the actual need, and therefore, once the hypothetical became a reality, we believe CNXM was ahead of many companies in this respect. CNXM has also deployed additional safety protocols at our field sites in order to keep our Sponsors employees and contractors safe and to keep our operations running without material disruption.
For further information regarding the impact of COVID-19 see Risk factors in Item 1A of this Form 10-Q.
First Quarter Financial Highlights
The Partnership continued its solid financial performance during the three months ended March 31, 2020 with Distributable Cash Flow exceeding expansion capital by $21.2 million. Comparative results net to the Partnership, with the exception of operating cash flows, which is presented on a gross consolidated basis, were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$45.2	$35.1
Net cash provided by operating activities	$40.1	$49.9
Adjusted EBITDA (non-GAAP)	$60.4	$54.4
Distributable cash flow (non-GAAP)	$46.9	$43.0
Expansion Capital	$25.7	$71.1
For a discussion of why the above non-GAAP metrics are viewed as important by management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Non-GAAP Financial Measures” below for additional information.
Quarterly Cash Distribution
On April 24, 2020, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the first quarter of 2020 of $0.0829 per common unit. The cash distribution will be paid on May 15, 2020 to unitholders of record at the close of business on May 7, 2020.
Factors Affecting the Comparability of Our Financial Results
The Partnership continues to monitor a number of factors that may cause actual results of operations and financial results to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic and the related economic downturn, the historically low natural gas and natural gas liquid prices and ramifications of the crude oil price war between OPEC/Saudi Arabia and Russia that occurred in March which has also led to concerns over available storage capacity for refined products such as crude, and refinery inputs including condensate, c5+ and butane. These and other factors could affect the Partnership’s operations, earnings and cash flow for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

Results of Operations
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change ($)	Change (%)
(in thousands)
Revenue
Gathering revenue — related party	$62,178	$53,776	$8,402	15.6%
Gathering revenue — third party	17,953	18,443	(490)	(2.7)%
Miscellaneous income	65	—	65	—%
Total Revenue	80,196	72,219	7,977	11.0%
Expenses
Operating expense — related party	3,828	5,548	(1,720)	(31.0)%
Operating expense — third party	8,596	5,974	2,622	43.9%
General and administrative expense — related party	2,857	3,967	(1,110)	(28.0)%
General and administrative expense — third party	2,765	1,536	1,229	80.0%
(Gain) loss on asset sales and abandonments	(11)	7,229	(7,240)	(100.2)%
Depreciation expense	7,578	5,650	1,928	34.1%
Interest expense	8,793	7,339	1,454	19.8%
Total Expense	34,406	37,243	(2,837)	(7.6)%
Net Income	$45,790	$34,976	$10,814	30.9%
Less: Net income (loss) attributable to noncontrolling interest	571	(131)	702	(535.9)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$45,219	$35,107	$10,112	28.8%

Operating Statistics - Gathered Volumes for the Three Months Ended March 31, 2020

	Anchor	Additional	TOTAL
Dry Gas (BBtu/d) [1]	1,037	65	1,102
Wet Gas (BBtu/d) [1]	548	49	597
Other (BBtu/d) [2]	299	—	299
Total Gathered Volumes	1,884	114	1,998

Operating Statistics - Gathered Volumes for the Three Months Ended March 31, 2019

	Anchor	Additional	TOTAL
Dry Gas (BBtu/d) [1]	828	3	831
Wet Gas (BBtu/d) [1]	629	71	700
Other (BBtu/d) [2]	134	—	134
Total Gathered Volumes	1,591	74	1,665

1 (One billion British Thermal Units per day - BBtu/d) Classification as dry or wet is primarily based upon system area. In certain situations, we may elect to allow customers to access alternate delivery points within our system, which would be a negotiated change addressed on a case-by-case basis.
2 Includes third-party volumes we gather under high-pressure short-haul agreements (294 BBtu/d and 126 BBtu/d for the three months ended March 31, 2020 and 2019, respectively) as well as condensate handling.

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
Total revenue increased 11.0% to approximately $80.2 million for the three months ended March 31, 2020 compared to approximately $72.2 million for the three months ended March 31, 2019 primarily due to an 11.0% increase in gathered volumes of dry gas and wet gas. Significantly contributing to the volume increase was a 32.6% increase in gathered volumes of dry gas in the current quarter compared to the prior year quarter. The increase was the result of continued significant well turn-in-line activity that occurred after March 31, 2019 and continued into the first quarter of 2020.
In addition, there was an increase of 165.0 BBtu/d in other volumes compared with the prior year quarter, due primarily to activity under short-haul gathering contracts. Volumes gathered under short-haul gathering contracts do not have as significant an impact on revenues as volumes gathered at our standard dry or wet gas rates.
Operating Expense
Operating expense primarily includes electrically-powered compression, direct labor, repairs and maintenance and compression expenses. Total operating expenses were approximately $12.4 million in the three months ended March 31, 2020 compared to approximately $11.5 million in the three months ended March 31, 2019. Included in total operating expense was electrically-powered compression expense of $3.7 million for the three months ended March 31, 2020 compared to $3.3 million for the three months ended March 31, 2019, which was reimbursed by our customers pursuant to our GGAs. Although dry gas and wet gas volumes gathered increased 11.0%, operating expenses only increased 6.1% after adjusting for the electrically-powered compression expense reimbursement in the current quarter compared to the prior year quarter. This was primarily due to continued adherence to cost control initiatives implemented by our operations team over the past few years.
General and Administrative Expense
General and administrative expense primarily includes direct charges for the management and operation of our assets. Total general and administrative expense was approximately $5.6 million for the three months ended March 31, 2020 compared to approximately $5.5 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the Partnership incurred transaction costs associated with the IDR Elimination Transaction during the current quarter (see Note 1-Description of Business, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). The increase was offset, in part by a decrease in personnel related costs as part of continuing cost reductions.
(Gain) Loss on Asset Sales and Abandonments
During the three months ended March 31, 2019, due in part to changes in customer drilling plan timing and ongoing assessments of projects that generate the highest returns on invested capital, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor Systems. After evaluating the amount of project spending that could be repurposed to other ongoing projects, management determined that the loss on abandoning the project was $7.2 million. No such transactions occurred in the three months ended March 31, 2020.
Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $7.6 million in the three months ended March 31, 2020 compared to approximately $5.7 million in the three months ended March 31, 2019. The increase was the result of additional assets placed into service over time.
Interest Expense
Interest expense is comprised of interest on our 6.5% Senior Notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $8.8 million for the three months ended March 31, 2020 compared to approximately $7.3 million for the three months ended March 31, 2019. The increase in interest expense was primarily due to an increase in borrowings on our revolving credit facility which was related to our long-term capital program that was completed in 2019. The increase was also related to a reduction in the amount of interest that was capitalized in the first quarter of 2020 and was partially offset by lower interest rates on our revolving credit facility.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before net interest expense, depreciation and amortization, and Adjusted EBITDA as EBITDA adjusted for gains or losses on asset sales and abandonments and other non-cash items which should not be included in the calculation of Distributable Cash Flow. EBITDA and Adjusted EBITDA are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to those of other companies in the midstream energy industry, without regard to financing methods, historical cost basis or capital structure;
•the ability of our assets to generate sufficient cash flow to make distributions to our partners;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
Distributable Cash Flow is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•the ability of our assets to generate cash sufficient to support our indebtedness and make future cash distributions to our unitholders; and
•the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.
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

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Income	$45,790	$34,976
Depreciation expense	7,578	5,650
Interest expense	8,793	7,339
EBITDA	62,161	47,965
Non-cash unit-based compensation expense	504	612
(Gain) loss on asset sales and abandonments	(11)	7,229
Adjusted EBITDA	62,654	55,806
Less:
Net income (loss) attributable to noncontrolling interest	571	(131)
Depreciation expense attributable to noncontrolling interest	480	394
Other expenses attributable to noncontrolling interest	1,173	1,120
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$60,430	$54,423
Less: cash interest expense, net to the Partnership	7,905	6,604
Less: maintenance capital expenditures, net to the Partnership	5,673	4,835
Distributable Cash Flow	$46,852	$42,984

Net Cash Provided by Operating Activities	$40,123	$49,913
Interest expense	8,793	7,339
(Gain) loss on asset sales and abandonments	(11)	7,229
Other, including changes in working capital	13,749	(8,675)
Adjusted EBITDA	62,654	55,806
Less:
Net income (loss) attributable to noncontrolling interest	571	(131)
Depreciation expense attributable to noncontrolling interest	480	394
Other expenses attributable to noncontrolling interest	1,173	1,120
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$60,430	$54,423
Less: cash interest expense, net to the Partnership	7,905	6,604
Less: maintenance capital expenditures, net to the Partnership	5,673	4,835
Distributable Cash Flow	$46,852	$42,984
Distributable Cash Flow is a non-GAAP measure that is net to the Partnership. The $3.9 million increase in Distributable Cash Flow in the three months ended March 31, 2020 compared to the 2019 period was primarily attributable to an increase in volumes gathered under our fixed-fee gathering agreement with our Sponsor due to significant well turn-in-line activity over the last 12 months, coupled with continued adherence to cost control measures implemented by our operations team over the past few years.

Liquidity and Capital Resources
Liquidity and Financing Arrangements
We have historically satisfied our working capital requirements, funded capital expenditures, acquisitions and debt service obligations, and made cash distributions with cash generated from operations, borrowings under our revolving credit facility and issuance of debt and equity securities. If necessary, we may issue additional equity or debt securities to satisfy the expenditure requirements necessary to fund future growth. We believe that cash generated from these sources will continue to be sufficient to meet these needs in the future. Nevertheless, the ability of the Partnership to satisfy its working capital requirements, to service its debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including the current COVID 19 pandemic, some of which are beyond our control.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the significant decline in natural gas, NGLs and/or crude oil prices or uncertainty created by the COVID-19 pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced.
As of March 31, 2020, we were in compliance with all our debt covenants. After considering the current and potential effect of the significant decline in natural gas, NGLs and/or crude oil prices and uncertainty created by the COVID-19 pandemic on our operations, the Partnership currently expects to remain in compliance with its debt covenants.
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Net Cash Provided by Operating Activities	$40.1	$49.9	$(9.8)
Net Cash Used in Investing Activities	$(32.7)	$(78.6)	$45.9
Net Cash (Used in) Provided by Financing Activities	$(2.3)	$24.7	$(27.0)
Net Cash Provided by Operating Activities decreased approximately $9.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The Partnership’s consolidated Adjusted EBITDA increased by $6.8 million in the current year period compared to the prior year period. The remainder of the change was primarily due to a reduction in accounts payable resulting from lower capital spend.
Net Cash Used in Investing Activities decreased $45.9 million in the current quarter compared to the prior year quarter due primarily to the long-term capital program being completed during 2019 and the go-forward capital intensity of the Partnership being lower.
Net Cash (Used in) Provided by Financing Activities in the current year period decreased compared to the prior year period due to a reduction in borrowings required to support lower levels of capital spending (investing activities). Also contributing to the decrease was the 15% growth in our distribution payments, which were $37.2 million in the current year compared to $27.3 million in the prior year.

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
Borrowings under the amended revolving credit facility bear interest at our option at either:
•the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.50% to 1.50%; or
•the LIBOR rate plus a margin ranging from 1.50% to 2.50%.

We incurred interest expense of $2.5 million on our revolving credit facility (not including amortization of revolver fees) during the three months ended March 31, 2020. At March 31, 2020, the outstanding balance on our revolving credit facility was $347.0 million, and we had the maximum remaining amount of revolving credit, or $253.0 million, available for borrowing.
For additional information on our revolving credit facility, including details relating to the amendment that was completed in April 2019, see Note 6–Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
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
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually, in arrears, on March 15 and September 15. We incurred interest expense of $6.5 million (not including amortization of capitalized bond issue costs) on the Senior Notes during the three months ended March 31, 2020.
For additional information regarding our Senior Notes, see Note 6–Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
Capital Expenditures
The midstream energy business is capital intensive and requires maintenance of existing gathering systems and other midstream assets and facilities, as well as the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our partnership agreement requires that we categorize our capital expenditures as either:
•Maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long-term, our operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital to the extent such capital expenditures are necessary to maintain, over the long-term, our operating capacity, operating income or revenue; or

•Expansion capital expenditures, which are cash expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput. Examples of expansion capital expenditures include the construction, development or acquisition of additional gathering pipelines and compressor stations, in each case to the extent such capital expenditures are expected to expand our operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system throughput or capacity, the associated capital expenditures may also be considered expansion capital expenditures.

Capital Expenditures for the Three Months Ended March 31, 2020

	Anchor	Additional	Total
Capital Investment
Maintenance capital	$5,655	$346	$6,001
Expansion capital	25,653	1,005	26,658
Total Capital Investment	$31,308	$1,351	$32,659

Capital Investment Net to the Partnership
Maintenance capital	$5,655	$18	$5,673
Expansion capital	25,653	50	25,703
Total Capital Investment Net to the Partnership	$31,308	$68	$31,376
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
Cash Distribution
The amount of distributions paid under the Partnership’s cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of the partnership agreement. Under that agreement, the Partnership makes quarterly distributions on its common units to the extent the Partnership has available cash after the establishment of cash reserves. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at any rate.

On April 24, 2020, the board of directors of our general partner declared a cash distribution to our unitholders of $0.0829 per common unit with respect to three months ended March 31, 2020. The cash distribution will be paid on May 15, 2020 to unitholders of record as of the close of business on May 7, 2020.
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

Contractual Obligations
For a discussion of amounts outstanding under our Revolving Credit Facility and Senior Notes, see Note 6–Long-Term Debt, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.
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
As of March 31, 2020, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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
•our ability to grow, or maintain, our current rate of cash distributions;
•our reliance on our customers, including our Sponsor, CNX Resources Corporation;
•the effects of changes in market prices of natural gas, NGLs and crude oil on our customers’ drilling and development plans on our dedicated acreage and the volumes of natural gas and condensate that are produced on our dedicated acreage;
•because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase natural gas and condensate throughput volumes on our midstream systems, which depends on the level of development and completion activity on acreage dedicated to us;
•changes in our customers’ drilling and development plans in the Marcellus Shale and Utica Shale, and our customers’ ability to meet such plans;
•our ability to maintain or increase volumes of natural gas and condensate on our midstream systems;
•the demand for natural gas and condensate gathering services, changes in general economic condition, and competitive conditions in our industry, including competition from the same and alternative energy sources;
•actions taken by third-party operators, gatherers, processors and transporters;
•our ability to successfully implement our business plan;
•our ability to complete internal growth projects on time and on budget;
•our ability to generate adequate returns on capital;
•the price and availability of debt and equity financing;
•the availability and price of oil, NGLs and natural gas to the consumer compared to the price of alternative and competing fuels;
•the availability of storage capacity for refined products such as crude, and refinery inputs including condensate, c5+ and butane;
•prolonged customer curtailments;
•energy efficiency and technology trends;
•operating hazards and other risks incidental to our midstream services;
•natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•the impact of outbreaks of communicable diseases such as the novel highly transmissible and pathogenic coronavirus (“COVID-19”) on business activity, the Partnership’s operations and national and global economic conditions, generally;
•interest rates;
•labor relations;
•defaults by our customers under our gathering agreements;
•changes in availability and cost of capital;
•changes in our tax status;
•the effect of existing and future laws and government regulations;
•the effects of future litigation; and
•certain factors discussed elsewhere in this report.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Quarterly Reports on Form 10-Q (including those set forth in Part II, Item IA below), which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We generate substantially all of our revenues pursuant to fee-based gathering agreements under which we are paid based on the volumes of natural gas and condensate that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows do not have significant direct exposure to commodity price risk. However, we are indirectly exposed to commodity price risks through our customers, who may reduce or shut-in production during periods of depressed commodity prices or as a result of an economic downturn resulting from the COVID-19 pandemic, or other health crisis. We have been able to mitigate this exposure to a limited extent through the use of minimum volume commitments and minimum well commitments in our gas gathering agreements with our customers. Although we intend to enter into similar fee-based gathering agreements with new customers in the future, our efforts to negotiate terms with third parties may not be successful.
In the future, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Such exposure to the volatility of natural gas, NGLs and crude oil prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
We maintain a $600.0 million secured revolving credit facility and pay interest at a variable rate. Assuming the March 31, 2020 outstanding balance on our revolving credit facility of $347.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $3.5 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially and adversely affected by significant increases in interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of our general partner, including the principal executive officer and principal financial officer, we evaluated the effectiveness of the Partnership’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, including the principal executive officer and principal financial officer of our general partner, have concluded that the Partnership’s disclosure controls and procedures are effective as of March 31, 2020 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Refer to Note 7–Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
The Partnership is subject to certain risks and hazards due to the nature of the business activities it conducts. For a discussion of these risks, see “Item 1A. Risk Factors” in the Partnership’s 2019 Annual Report on Form 10-K as filed with the SEC on February 10, 2020 ("2019 Form 10-K"). The risks described in the 2019 Form 10-K could materially and adversely affect the Partnership's business, financial condition, cash flows, and results of operations. Other than as set forth below, there have been no additional material changes to the risks described in the 2019 Form 10-K. The Partnership may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect the Partnership's business, financial condition, cash flows, and results of operations.

Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.

The recent outbreak of the coronavirus pandemic (COVID-19) has affected, and may materially and adversely affect, our business, operating and financial results and liquidity. The severity, magnitude and duration of the current COVID-19 outbreak is uncertain, rapidly changing and hard to predict. While the full impact of this virus and the long-term worldwide reaction to it and impact from it remains unknown at this time, government reaction to the pandemic and restrictions and limitations applied by the government as a result, continued widespread growth in infections, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of our Sponsor’s employees and our contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions in our supply chain (including necessary vendors or service providers), lead to a disruption in our infrastructure acquisition or permitting activities and cause disruption in our relationship with our customers. Additionally, the COVID-19 outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•our revenue may be reduced if the outbreak results in an economic downturn or recession, as many experts predict, to the extent it leads to a prolonged decrease in the demand for natural gas, to a lesser extent, NGLs and/or crude oil;
•our operations may be disrupted or impaired if a significant portion of our Sponsor’s employees or our contractors are unable to work due to illness or if our operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the outbreak;
•the operations of our upstream counterparties may be curtailed by many of the same challenges we face and, as such, may not be able to meet their minimum volume delivery obligations under their agreements with us and further, because of these challenges, have difficulties paying applicable shortfall or deficiency fees; and
•the disruption and instability in the financial markets and the uncertainty in the general business environment may affect opportunities to enhance our liquidity position and long-term financial flexibility.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, such as those relating to our financial performance and debt obligations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments that we are not able to predict, including the length of time that the pandemic continues, its effect on the demand for natural gas, NGLs and/or crude oil, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the pandemic.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date
10.1†	CNX Midstream Partners LP 2014 Long-Term Incentive Plan
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on April 27, 2020 on its behalf by the undersigned thereunto duly authorized.

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