Form 10-Q
period 2020-06-30
CNX Midstream Partners LP
filed 2020-07-30
CIK 1610418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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

As of July 30, 2020, CNX Midstream Partners LP had 89,799,224 common units outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Gathering revenue — related party	$54,203	$59,205	$116,381	$112,981
Gathering revenue — third party	11,749	18,896	29,702	37,339
Miscellaneous income	86	—	151	—
Total Revenue	66,038	78,101	146,234	150,320
Expenses
Operating expense — related party (Note 4)	4,367	6,514	8,195	12,062
Operating expense — third party	6,049	6,188	14,645	12,162
General and administrative expense — related party (Note 4)	2,748	4,027	5,605	7,994
General and administrative expense — third party	1,585	1,364	4,350	2,900
Loss on asset sales and abandonments	1,663	—	1,652	7,229
Depreciation expense	8,209	5,860	15,787	11,510
Interest expense	8,617	7,685	17,410	15,024
Total Expense	33,238	31,638	67,644	68,881
Net Income	32,800	46,463	78,590	81,439
Less: Net income (loss) income attributable to noncontrolling interest	250	(282)	821	(413)
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$32,550	$46,745	$77,769	$81,852

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$32,550	$46,745	$77,769	$81,852
Less: General partner interest in net income, including incentive distribution rights	—	6,325	—	11,604
Limited partner interest in net income	$32,550	$40,420	$77,769	$70,248

Earnings per limited partner unit:
Basic	$0.36	$0.63	$0.87	$1.10
Diluted	$0.35	$0.63	$0.84	$1.10

Weighted average number of limited partner units outstanding (in thousands):
Basic	89,799	63,732	89,798	63,715
Diluted	92,817	63,755	92,820	63,759

Cash distributions declared per unit (*)	$0.5000	$0.3865	$0.5829	$0.7597
(*) Represents the cash distributions declared during the month following the end of each respective quarterly period. See Note 10.

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of limited partner units)

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$989	$31
Receivables — related party	16,583	21,076
Receivables — third party, net (Note 2)	8,615	7,935
Other current assets	1,672	1,976
Total Current Assets	27,859	31,018
Property and Equipment (Note 5):
Property and equipment	1,329,543	1,302,566
Less — accumulated depreciation	122,804	106,975
Property and Equipment — Net	1,206,739	1,195,591
Other Assets:
Operating lease right-of-use assets	1,594	4,731
Other assets	2,698	3,262
Total Other Assets	4,292	7,993
TOTAL ASSETS	$1,238,890	$1,234,602

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Trade accounts payable	$9,312	$15,683
Accrued interest payable	7,794	7,973
Accrued liabilities	14,825	43,634
Due to related party (Note 4)	52,191	4,787
Total Current Liabilities	84,122	72,077
Other Liabilities:
Long-term liabilities — related party (Note 4)	85,000	—
Long-Term Debt:
Revolving credit facility (Note 6)	319,000	311,750
Senior Notes (Note 6)	394,635	394,162
Total Long-Term Debt	713,635	705,912
TOTAL LIABILITIES	882,757	777,989

Partners’ Capital and Noncontrolling Interest:
Limited partner units (89,799,224 issued and outstanding at June 30, 2020 and 63,736,622 issued and outstanding at December 31, 2019)	251,862	380,473
Class B units (3,000,000 issued and outstanding at June 30, 2020 and none issued and outstanding at December 31, 2019)	34,590	—
General partner interest	—	7,280
Partners’ capital attributable to CNX Midstream Partners LP	286,452	387,753
Noncontrolling interest	69,681	68,860
Total Partners’ Capital and Noncontrolling Interest	356,133	456,613
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,238,890	$1,234,602
The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2020
	Partners’ Capital		Total
			Capital
	Limited	Class B	Attributable	Noncontrolling
	Partners	Units	to Partners	Interest	Total
Balance at March 31, 2020	$226,376	$34,590	$260,966	$69,431	$330,397
Net income	32,550	—	32,550	250	32,800
Quarterly distributions to unitholders	(7,444)	—	(7,444)	—	(7,444)
Unit-based compensation	380	—	380	—	380
Balance at June 30, 2020	$251,862	$34,590	$286,452	$69,681	$356,133

	Three Months Ended June 30, 2019
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total
Balance at March 31, 2019	$327,380	$11,880	$339,260	$67,740	$407,000
Net income (loss)	40,420	6,325	46,745	(282)	46,463
Quarterly distributions to unitholders	(23,785)	(5,155)	(28,940)	—	(28,940)
Unit-based compensation	541	—	541	—	541
Vested units withheld for taxes	(26)	—	(26)	—	(26)
Balance at June 30, 2019	$344,530	$13,050	$357,580	$67,458	$425,038

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	Partners’ Capital			Total
				Capital
	Limited	Class B	General	Attributable	Noncontrolling
	Partners	Units	Partner	to Partners	Interest	Total
Balance at December 31, 2019	$380,473	$—	$7,280	$387,753	$68,860	$456,613
Net income	77,769	—	—	77,769	821	78,590
Quarterly distributions to unitholders	(44,645)	—	—	(44,645)	—	(44,645)
IDR Elimination Transaction	(162,310)	34,590	(7,280)	(135,000)	—	(135,000)
Unit-based compensation	884	—	—	884	—	884
Vested units withheld for taxes	(309)	—	—	(309)	—	(309)
Balance at June 30, 2020	$251,862	$34,590	$—	$286,452	$69,681	$356,133

	Six Months Ended June 30, 2019
	Partners’ Capital		Total
			Capital
	Limited	General	Attributable	Noncontrolling
	Partners	Partner	to Partners	Interest	Total
Balance at December 31, 2018	$320,543	$10,900	$331,443	$67,871	$399,314
Net income (loss)	70,248	11,604	81,852	(413)	81,439
Contributions from general partner and noncontrolling interest holders, net	—	30	30	—	30
Quarterly distributions to unitholders	(46,724)	(9,484)	(56,208)	—	(56,208)
Unit-based compensation	1,153	—	1,153	—	1,153
Vested units withheld for taxes	(690)	—	(690)	—	(690)
Balance at June 30, 2019	$344,530	$13,050	$357,580	$67,458	$425,038

The accompanying notes are an integral part of these unaudited financial statements.

CNX MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$78,590	$81,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of debt issuance costs	16,730	12,449
Unit-based compensation	884	1,153
Loss on asset sales and abandonments	1,652	7,229
Other	144	41
Changes in assets and liabilities:
Due to/from affiliate	2,256	(3,269)
Receivables — third party	(680)	347
Other current and non-current assets	3,535	(7,039)
Accounts payable and other accrued liabilities	(17,493)	32,316
Net Cash Provided by Operating Activities	85,618	124,666

Cash Flows from Investing Activities:
Capital expenditures	(47,036)	(182,867)
Proceeds from sale of assets	80	—
Net Cash Used in Investing Activities	(46,956)	(182,867)

Cash Flows from Financing Activities:
Contributions from general partner and noncontrolling interest holders, net	—	30
Vested units withheld for unitholder taxes	(309)	(690)
Quarterly distributions to unitholders	(44,645)	(56,208)
Net borrowings on secured $600.0 million credit facility	7,250	124,000
Debt issuance costs	—	(1,220)
Net Cash (Used in) Provided by Financing Activities	(37,704)	65,912

Net Increase in Cash	958	7,711
Cash at Beginning of Period	31	3,966
Cash at End of Period	$989	$11,677

Cash paid during the period for:
Interest	$17,602	$15,892

Noncash investing activities:
Accrued capital expenditures	$10,552	$36,266

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
•Our Anchor Systems, in which the Partnership owns a 100% controlling interest, include our most developed midstream systems that generate the largest portion of our current cash flows, including our five primary midstream systems (the McQuay, Majorsville, Dry Ridge, Mamont and Shirley-Penns Systems), a 20” high-pressure pipeline and related assets.
•Our Additional Systems, in which the Partnership owns a 5% controlling interest, include several gathering systems throughout our dedicated acreage. Revenues from our Additional Systems are currently derived primarily from the Pittsburgh Airport area, which is within the wet gas region of our dedicated acreage, and the Wadestown area in the dry gas region. Currently, the substantial majority of capital investment in these systems would be funded directly by CNX Resources in proportion to CNX Gathering’s 95% retained ownership interest.
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
Merger Agreement
On July 26, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”). See Note 10–Subsequent Events for more information.
IDR Elimination Transaction
On January 29, 2020, CNX and CNXM entered into agreements and consummated a transaction that eliminated CNXM’s incentive distribution rights (“IDRs”) held by its general partner and converted the 2.0% general partner interest in CNXM into a non-economic general partnership interest (collectively, the "IDR Elimination Transaction").
CNX received the following under the IDR Elimination Transaction in exchange for the cancellation of the IDRs and conversion of the 2.0% general partner interest:

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

As a result of the IDR Elimination Transaction, CNX now owns 47.7 million CNXM common units, or approximately 53.1%, of the outstanding limited partner interests in CNXM, excluding the CNXM Class B units. Following the conversion of the

CNXM Class B units into CNXM common units on January 1, 2022, CNX’s ownership will increase to 50.7 million CNXM units, or approximately 54.6% of the outstanding limited partner interests in CNXM, on a proforma basis.

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
For revenue associated with the Shirley-Penns System, for which we have remaining contractual performance obligations, the aggregate amount of the transaction price allocated to those remaining performance obligations was $346.2 million at June 30, 2020. See Note 4–Related Party Transactions for a detailed breakout of the minimum revenue by year.

The amount of revenue associated with this contract up to the minimum volume commitment (“MVC”) is fixed in nature, and volumes that we may gather above the MVC will be variable in nature. As of June 30, 2020, no future performance obligations exist relative to volumes to be gathered in excess of the MVC as the related volumes have not yet been nominated for gathering. Therefore, we have not disclosed the value of unsatisfied performance obligations for the variable aspect of this agreement, nor have we disclosed the value of other unsatisfied performance obligations that are variable in nature.
Prior-period performance obligations
We record revenue when obligations under the terms of the contracts with our shippers are satisfied; generally this occurs on a daily basis when we gather gas at the wellhead. In some cases, we are required to estimate the amount of natural gas that we have gathered during an accounting period and record any differences between our estimates and the actual units of natural gas that we gathered in the following month. We have existing internal controls for our revenue estimation process and related accruals; historically, any identified differences between our revenue estimates and actual revenue received have not been significant. For the quarters ended June 30, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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
Under Topic 326, management recorded an allowance for credit losses related to the collectability of third-party customers receivables using the historical aging of the customer receivable balance. Related party receivables between entities under common control are excluded from Topic 326. The collectibility was determined based on past events, including historical experience, customer credit rating, as well as current market conditions. We will continue to monitor customer ratings and collectability on a quarterly basis. Account balances will be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was as follows:

(in thousands)	June 30, 2020
Receivables — Third-Party	$8,691
Allowance for Credit Losses	(76)
Receivables — Third-Party, Net	$8,615

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
The carrying values on our balance sheets of our current assets, current liabilities and revolving credit facility approximate fair values due to their short maturities. We estimate the fair value of our long-term debt, which is not actively traded, using an income approach model that utilizes a discount rate based on market rates for other debt with similar remaining time to maturity and credit risk (Level 2). The estimated fair value of our long-term debt was approximately $369.0 million and $370.5 million on June 30, 2020 and December 31, 2019, respectively.
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
Environmental Matters
We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, we are unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. As of June 30, 2020 and December 31, 2019, we had no material environmental matters that required the recognition of a separate liability or specific disclosure.
Asset Retirement Obligations
Our gathering pipelines and compressor stations have an indeterminate life. If properly maintained, they should operate for an indeterminate period as long as supply and demand for natural gas exists, which we expect for the foreseeable future. We are under no legal or contractual obligation to restore or dismantle our gathering system upon abandonment. Therefore, we have not recorded any liabilities for asset retirement obligations at June 30, 2020 or December 31, 2019.
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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is calculated by applying the treasury stock method. There were 193,016 phantom units that were not included in the calculation for the three and six months ended June 30, 2020 because the effect would have been antidilutive. There were also 41,819 and 41,644 phantom units that were not included in the calculation for the three and six months ended June 30, 2019, respectively, because the effect would have been antidilutive.
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

In March 2020, the FASB issued ASU 2020-03 - Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the Current Expected Credit Loss standard. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments in this ASU have different effective dates. The adoption of this guidance is not expected to have a material impact on the Partnership's financial statements.

NOTE 3 — CASH DISTRIBUTIONS
Our partnership agreement requires that we distribute an amount equal to 100% of Available Cash from Operating Surplus, as those terms are defined in the partnership agreement, within 45 days after the end of each quarter to unitholders of record on the applicable record date, in accordance with the terms below.

Allocations of Available Cash from Operating Surplus and Incentive Distribution Rights

Prior to the IDR Elimination Transaction on January 29, 2020 (See Note 1–Description of Business), the percentage allocations of available cash from operating surplus between the unitholders and our general partner was based on the specified target distribution levels. IDRs represented the right to receive an increasing percentage, up to a maximum of 48% (which did not include the 2% general partner interest), of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels had been achieved.

Cash Distributions

The Board of Directors declared the following cash distributions to the Partnership’s common unitholders and to the general partner for the periods presented:

(in thousands, except per unit information)
Quarters Ended	Quarterly Distribution Per Unit	Total Cash Distribution	Date of Distribution
Year ending December 31, 2019
March 31, 2019	$0.3732	$28,940	May 14, 2019
June 30, 2019	$0.3865	$30,637	August 14, 2019
September 30, 2019	$0.4001	$32,371	November 12, 2019
December 31, 2019	$0.4143	$37,201	February 13, 2020

Year ending December 31, 2020
March 31, 2020	$0.0829	$7,444	May 15, 2020
See Note 10–Subsequent Events for information regarding the distribution that was approved by the Board of Directors with respect to the quarter ended June 30, 2020.

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
Operating expense and general and administrative expense – related party were derived from CNX Resources and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operational services	$2,327	$3,851	$4,236	$7,484
Electrical compression	2,040	2,663	3,959	4,578
Total Operating Expense — Related Party	$4,367	$6,514	$8,195	$12,062

Total General and Administrative Expense — Related Party	$2,748	$4,027	$5,605	$7,994
Related party liabilities due to CNX Resources consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Expense reimbursements	$679	$489
Capital expenditures reimbursements	50	—
General and administrative services	1,462	4,298
IDR Transaction - current portion	50,000	—
Total Due to Related Party - Current Portion	52,191	4,787

IDR Transaction - long-term portion	85,000	—
Total Due to Related Party - Current and Long-Term	$137,191	$4,787
All related party receivables were due from CNX Resources at June 30, 2020 and December 31, 2019.

Merger Agreement

On July 26, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”). See Note 10–Subsequent Events for more information.

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

In addition, the Second Amended and Restated GGA committed CNX Gas to drill and complete 140 total wells in the McQuay area within the Anchor Systems, provided that if 125 wells have been drilled and completed in the Marcellus Shale, then the remainder of such planned wells must be drilled in the Utica Shale. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:
•January 1, 2018 to December 31, 2018 - 30 wells (CNX Gas exceeded this requirement by eight wells)
•January 1, 2019 to April 30, 2020 - 40 wells (CNX Gas exceeded this requirement by two wells)
•May 1, 2020 to April 30, 2021 - 40 wells (deficiency payment of $2.0 million per well)
•May 1, 2021 to April 30, 2022 - 30 wells (deficiency payment of $2.0 million per well)

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

We will recognize minimum revenue on volumes throughout the term of the GGA, as set forth below:

(in millions)	Minimum Revenue per MVC
Remainder of year ending December 31, 2020	$1.4
Year ending December 31, 2021	40.7
Year ending December 31, 2022	47.7
Year ending December 31, 2023	42.8
Year ending December 31, 2024	39.6
Remainder of term	174.0
Total minimum revenue to be recognized pursuant to Shirley-Penns MVC	$346.2

For all natural gas the Partnership gathers in excess of the MVC, the Partnership will receive a fee of $0.3678 per MMBtu in 2020, which escalates by 2.5% on January 1 of each year. Since the Shirley-Penns acquisition in 2018, CNX Gas has exceeded the required MVC calculation each quarter. For the quarter ended June 30, 2020, the MVC calculation was met by a combination of actual volumes and a prior period credit for excess volumes of 4.5 BBtu. This leaves a remaining credit for excess volumes of 30.0 BBtu.

On May 2, 2018, we completed a transaction with our Sponsor, pursuant to which we entered into the Second Amendment to the Second Amended and Restated GGA, which committed CNX Gas to drill and complete an additional 40 wells in the Majorsville/Mamont area within the Anchor Systems by the end of 2023. To the extent the requisite number of wells are not drilled and completed by CNX Gas in a given period, we will be entitled to a deficiency payment per shortfall well as set forth below:
•July 1, 2018 to December 31, 2020 - 15 wells (As of June 30, 2020, CNX Gas has exceeded the minimum well commitment by six wells)

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

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019	Estimated Useful Lives in Years
Land	$79,617	$79,829	N/A
Gathering equipment	767,532	717,277	25 — 40
Compression equipment	404,128	332,358	30 — 40
Processing equipment	30,979	30,979	40
Assets under construction	47,287	142,123	N/A
Total Property and Equipment	$1,329,543	$1,302,566

Less: Accumulated depreciation
Gathering equipment	$85,783	$75,879
Compression equipment	29,823	24,311
Processing equipment	7,198	6,785
Total Accumulated Depreciation	$122,804	$106,975

Property and Equipment — Net	$1,206,739	$1,195,591
The Partnership capitalized approximately $0.2 million and $0.9 million of interest on assets under construction during the three and six months ended June 30, 2020, respectively. The Partnership capitalized approximately $1.3 million and $2.1 million of interest on assets under construction during the three and six months ended June 30, 2019, respectively.
During the six months ended June 30, 2020, the Partnership abandoned the construction of a pipeline project that was designed to support additional production within certain areas of the Anchor System as well as land rights-of-way in both the Anchor and Additional Systems, resulting in a loss of $1.7 million.
During the six months ended June 30, 2019, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor System, resulting in a loss of $7.2 million.

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

The Partnership was in compliance with all financial covenants at June 30, 2020.

On June 30, 2020, the Partnership had an outstanding balance on the revolving credit facility of $319.0 million at an interest rate of 1.95% and $0.03 million of letters of credit outstanding, leaving $281.0 million available for borrowing.

At December 31, 2019, the outstanding balance on the revolving credit facility was $311.8 million at an interest rate of 3.26%.

Senior Notes
In March 2018, the Partnership, together with its wholly owned subsidiary CNX Midstream Finance Corp (“Finance Corp”) and (collectively with the Partnership, the “Issuers”), completed a private offering of the Senior Notes, with related guarantees (the “Guarantees”) and received net proceeds of approximately $394.0 million, after deducting the initial purchasers’ discount. In connection with the issuance of the Senior Notes, the Partnership capitalized related offering expenses, which are recorded in our consolidated balance sheet as a reduction to the principal amount. Net proceeds from the Senior Notes offering were primarily used to fund the Shirley-Penns acquisition that occurred in 2018 and repay existing indebtedness under our prior $250.0 million unsecured revolving credit facility. The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually in arrears on March 15 and September 15. There are no principal payment requirements on the Senior Notes prior to maturity.

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
The Partnership’s long-term debt consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Senior Notes due March 2026 at 6.5%	$400,000	$400,000
Less: Unamortized debt issuance costs	1,115	1,213
Less: Unamortized bond discount	4,250	4,625
Total Senior Notes	$394,635	$394,162

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

Segment results for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Gathering Revenue:
Anchor Systems	$62,991	$76,298	$139,537	$146,469
Additional Systems	2,961	1,803	6,546	3,851
Total Gathering Revenue	$65,952	$78,101	$146,083	$150,320

Net Income (Loss):
Anchor Systems	$32,536	$46,760	$77,726	$81,874
Additional Systems	264	(297)	864	(435)
Total Net Income	$32,800	$46,463	$78,590	$81,439

Depreciation Expense:
Anchor Systems	$7,700	$5,444	$14,773	$10,680
Additional Systems	509	416	1,014	830
Total Depreciation Expense	$8,209	$5,860	$15,787	$11,510

Capital Expenditures for Segment Assets:
Anchor Systems	$14,049	$103,322	$45,357	$179,121
Additional Systems	328	988	1,679	3,746
Total Capital Expenditures	$14,377	$104,310	$47,036	$182,867
Segment assets as of the dates presented were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Segment Assets
Anchor Systems	$1,139,779	$1,123,488
Additional Systems	99,111	111,114
Total Segment Assets	$1,238,890	$1,234,602

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
The following table presents phantom unit activity during the six months ended June 30, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Total awarded and unvested at December 31, 2019	174,465	$16.83
Granted	146,849	15.15
Vested	(83,188)	17.32
Forfeited	(17,122)	15.93
Total awarded and unvested at June 30, 2020	221,004	$15.60
The Partnership accounts for phantom units as equity awards and records compensation expense on a straight-line basis over the vesting period based on the fair value of the awards on their grant dates. Awards granted to independent directors vest over a period of one year, and awards granted to certain officers and employees of the general partner vest 33% per year over a period of three years.
The Partnership recognized $0.4 million and $0.5 million of compensation expense related to phantom units for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively, which was included in general and administrative expense–related party in the consolidated statements of operations.
At June 30, 2020, the unrecognized compensation related to all outstanding awards was approximately $2.6 million, which we expect to recognize through 2022.

NOTE 10 — SUBSEQUENT EVENTS

Merger Agreement

On July 26, 2020, we entered into the Merger Agreement with our general partner, CNX Resources, and its wholly owned subsidiary CNX Resources Holdings, LLC (“Merger Sub”), pursuant to which Merger Sub will be merged with and into CNXM with CNXM surviving as an indirect wholly owned subsidiary of CNX Resources. Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding common unit of CNXM not owned by CNX Resources and its subsidiaries will be converted into the right to receive 0.88 shares of CNX’s common stock.
Except for CNXM’s Class B units, which will automatically be canceled immediately prior to the effective time of the Merger for no consideration in accordance with our partnership agreement, the interests in CNXM owned by CNX Resources and its subsidiaries will remain outstanding as limited partner interests in the surviving entity. Our general partner will continue to own the non-economic general partner interest in the surviving entity.
Completion of the Merger is subject to certain customary conditions, including, among others: (i) the receipt of the Written Consent (as defined below); (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the shares of CNX common stock to be issued pursuant to the Merger Agreement; (iv) approval for listing on the NYSE of the shares of CNX common stock to be issued pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the other party in all material respects with its covenants.
In connection with execution of the Merger Agreement, CNXM and two indirect wholly owned subsidiaries (the “Subsidiaries”) of CNX Resources, entered into a Support Agreement, dated as of July 26, 2020 (the “Support Agreement”), pursuant to which the Subsidiaries have agreed to deliver a written consent (the “Written Consent”), covering all of the CNXM common units beneficially owned by them, approving the Merger. The Merger Agreement and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Merger Agreement.
Upon completion of the Merger, CNXM’s common units will no longer be publicly traded. Subject to the satisfaction or waiver of the conditions described above, the Merger is expected to close in the fourth quarter of 2020.
Cash Distribution

On July 27, 2020, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the second quarter of 2020 of $0.5000 per common unit. The cash distribution will be paid on August 14, 2020 to unitholders of record at the close of business on August 7, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of the financial condition and results of operations of CNX Midstream Partners LP in conjunction with the historical and unaudited interim consolidated financial statements and notes to the consolidated financial statements. Among other things, those historical unaudited interim consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified under “forward-looking statements” below and those discussed in the section entitled “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on February 10, 2020, and in our Quarterly Reports on Form 10-Q, filed subsequent to that Annual Report on Form 10-K. In this Item 2, all references to “we,” us,” “our,” the “Partnership,” “CNXM,” or similar terms refer to CNX Midstream Partners LP and its subsidiaries.

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
The markets for crude oil, natural gas and NGLs remain volatile, and prices may continue to fluctuate in response to, among other things: Geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of the Organization of Petroleum Exporting Countries ("OPEC"), and global events, such as the ongoing coronavirus COVID-19 pandemic (“COVID-19”).
Continued strength in natural gas production, along with reduced heating demand for natural gas as a result of relatively mild winter temperatures throughout most of the United States, accounted for relatively higher inventory levels. Despite an April 12 agreement by the OPEC and its allies to reduce global production by approximately 10%, the economic slowdown and global stay-at-home orders continue to suppress demand for natural gas. The U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook for April 2020 as well as July’s Outlook cite heightened uncertainty because of the economic slowdown, particularly industrial gas demand and changes in energy markets’ supply and demand dynamics.
In the first quarter of 2020, NYMEX oil prices moved downward due in part to concerns about COVID-19 and its impact on near-term worldwide oil demand and due to changes in oil production by certain members of OPEC. This oversupply of oil contributed to historically low oil prices, which compounded the impact of the domestic oversupply of NGLs as well as current export constraints and drove NGL prices to historic lows. During the second quarter of 2020, even though OPEC agreed to cut production, downward pressure on prices continued amid concerns over available storage capacity for refined products such as crude, and refinery inputs including condensate, c5+ and butane. In June, oil prices began to rise as COVID-19 related stay-at-home orders started to lift and the supply of oil fell as a result of the production cuts. However, uncertainty still remains, as OPEC production cuts are currently set to ease in the third quarter of 2020, and the ongoing impact of the COVID-19 pandemic remains unknown.
The EIA’s Short-Term Energy Outlook for July 2020 forecasts remain subject to heightened levels of uncertainty relating to COVID-19 mitigation and reopening efforts that continue to evolve and expects U.S. crude oil production to fall in 2020 due to reduced demand for petroleum products and lower oil prices. The EIA expects high inventory levels and surplus crude oil production capacity will limit upward price potential in the coming months, but the EIA forecasts crude inventories to decline into 2021.

COVID-19 Pandemic
Although CNXM did not incur significant disruptions to our operations during the six months ended June 30, 2020 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our future, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus outbreak domestically, the availability of a vaccine, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic may have on the demand for natural gas and natural gas liquids. The health of our Sponsor’s employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, CNXM cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material negative impact on these parties could adversely impact CNXM. For instance, if service providers to our industry are forced into bankruptcy or otherwise consolidate due to weakening economic conditions, demand could outpace supply in the long-term and cause these costs to increase. The situation surrounding COVID-19 remains fluid, and CNXM continues to actively manage our response in collaboration with our contractors, customers, Sponsor, Sponsor’s employees and vendors, and to assess potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business and operations.
CNXM has already taken, and will continue to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, even though our operations were not required to close, CNXM and our Sponsor were early adopters in employing a work-from-home system, even before any government mandate on non-essential businesses was enacted. CNXM increased its technology platform, infrastructure and security to allow for a work-from-home environment ahead of the actual need, and therefore, once the hypothetical became a reality, we believe CNXM was ahead of many companies in this respect. CNXM has also deployed additional safety protocols at our field sites in order to keep our Sponsor’s employees and contractors safe and to keep our operations running without material disruption. As our Sponsor’s employees begin to return to work, CNXM has implemented certain additional safety measures and protocols in order to maintain the safety of those Sponsor’s employees as well.
Recent Business Developments:
On July 26, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our general partner, CNX Resources and CNX Resources Holding LLC, a wholly owned subsidiary of CNX Resources (“Merger Sub”), pursuant to which Merger Sub will be merged with and into CNXM with CNXM surviving as an indirect wholly owned subsidiary of CNX Resources (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding common unit of CNXM not owned by CNX Resources and its subsidiaries will be converted into the right to receive 0.88 shares of CNX Resources’ common stock.
Except for CNXM’s Class B units, which will automatically be canceled immediately prior to the effective time of the Merger for no consideration in accordance with our partnership agreement, the interests in CNXM owned by CNX Resources and its subsidiaries will remain outstanding as limited partner interests in the surviving entity. Our general partner will continue to own the non-economic general partner interest in the surviving entity.
Completion of the Merger is subject to certain customary conditions, including, among others: (i) the receipt of the Written Consent (as defined below); (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the shares of CNX Resources common stock to be issued pursuant to the Merger Agreement; (iv) approval for listing on the NYSE of the shares of CNX Resources common stock to be issued pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the other party in all material respects with its covenants.
In connection with execution of the Merger Agreement, CNXM and two indirect wholly owned subsidiaries (the “Subsidiaries”) of CNX Resources, entered into a Support Agreement, dated as of July 26, 2020 (the “Support Agreement”), pursuant to which the Subsidiaries have agreed to deliver a written consent (the “Written Consent”), covering all of the CNXM common units beneficially owned by them, approving the Merger. The Merger Agreement and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Merger Agreement.
Upon completion of the Merger, CNXM’s common units will no longer be publicly traded. Subject to the satisfaction or waiver of the conditions described above, the Merger is expected to close in the fourth quarter of 2020.

Second Quarter and Year to Date Financial Highlights
Comparative results net to the Partnership, with the exception of operating cash flows, which is presented on a gross consolidated basis, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$32.6	$46.7	$77.8	$81.9
Net cash provided by operating activities	$45.5	$74.8	$85.6	$124.7
Adjusted EBITDA (non-GAAP)	$49.7	$59.3	$110.1	$113.8
Distributable cash flow (non-GAAP)	$37.1	$46.9	$83.9	$89.9
Expansion Capital	$8.8	$98.2	$34.5	$169.3
For a discussion of why the above non-GAAP metrics are viewed as important by management, and how the non-GAAP financial measures reconcile to their nearest comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Non-GAAP Financial Measures” below for additional information.
Quarterly Cash Distribution
On July 27, 2020, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders with respect to the second quarter of 2020 of $0.5000 per common unit. The cash distribution will be paid on August 14, 2020 to unitholders of record at the close of business on August 7, 2020.
Factors Affecting the Comparability of Our Financial Results
The Partnership continues to monitor a number of factors that may cause actual results of operations and financial results to differ from our historical results or current expectations. These factors include: the continuing impact of the COVID-19 pandemic and the related economic downturn, as well as the ramifications of the crude oil price war between OPEC/Saudi Arabia and Russia that began during the first half of the year. These and other factors could affect the Partnership’s operations, earnings and cash flow for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

Results of Operations
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Change ($)	Change (%)
(in thousands)
Revenue
Gathering revenue — related party	$54,203	$59,205	$(5,002)	(8.4)%
Gathering revenue — third party	11,749	18,896	(7,147)	(37.8)%
Miscellaneous income	86	—	86	100.0%
Total Revenue	66,038	78,101	(12,063)	(15.4)%
Expenses
Operating expense — related party	4,367	6,514	(2,147)	(33.0)%
Operating expense — third party	6,049	6,188	(139)	(2.2)%
General and administrative expense — related party	2,748	4,027	(1,279)	(31.8)%
General and administrative expense — third party	1,585	1,364	221	16.2%
Loss on asset sales and abandonments	1,663	—	1,663	100.0%
Depreciation expense	8,209	5,860	2,349	40.1%
Interest expense	8,617	7,685	932	12.1%
Total Expense	33,238	31,638	1,600	5.1%
Net Income	$32,800	$46,463	$(13,663)	(29.4)%
Less: Net income (loss) attributable to noncontrolling interest	250	(282)	532	(188.7)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$32,550	$46,745	$(14,195)	(30.4)%

Operating Statistics - Gathered Volumes for the Three Months Ended June 30, 2020

	Anchor	Additional	TOTAL
Dry Gas (BBtu/d) [1]	993	48	1,041
Wet Gas (BBtu/d) [1]	327	46	373
Other (BBtu/d) [2]	273	—	273
Total Gathered Volumes	1,593	94	1,687

Operating Statistics - Gathered Volumes for the Three Months Ended June 30, 2019

	Anchor	Additional	TOTAL
Dry Gas (BBtu/d) [1]	879	3	882
Wet Gas (BBtu/d) [1]	670	61	731
Other (BBtu/d) [2]	178	—	178
Total Gathered Volumes	1,727	64	1,791

1 (One billion British Thermal Units per day - BBtu/d) Classification as dry or wet is primarily based upon system area. In certain situations, we may elect to allow customers to access alternate delivery points within our system, which would be a negotiated change addressed on a case-by-case basis.
2 Includes third-party volumes we gather under high-pressure short-haul agreements (271 BBtu/d and 173 BBtu/d for the three months ended June 30, 2020 and 2019, respectively) as well as condensate handling.

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
Total revenue decreased 15.4% to approximately $66.0 million for the three months ended June 30, 2020 compared to approximately $78.1 million for the three months ended June 30, 2019 primarily due to a 49.0% decrease in gathered volumes of wet gas, offset in part by an increase of 18.0% in gathered volumes of dry gas. The net decrease in gathered volumes was the result of temporary production curtailments by our Sponsor and one of our third-party customers due to a decline in both natural gas and natural gas liquids pricing. Although a majority of the wet wells have since come back online due to a rebound in pricing, the concerns over storage capacity and other items discussed in the Executive Overview above could impact future periods. The impact of the lower wet gas volumes was partially offset by well turn-in-line activity that occurred over the past twelve months.
In addition, there was an increase of 95 BBtu/d in other volumes compared with the prior year quarter, due primarily to activity under short-haul gathering contracts. Volumes gathered under short-haul gathering contracts do not have as significant an impact on revenues as volumes gathered at our standard dry or wet gas rates.
Operating Expense
Operating expense primarily includes electrically-powered compression, direct labor, repairs and maintenance and compression expenses. Total operating expenses were approximately $10.4 million in the three months ended June 30, 2020 compared to approximately $12.7 million in the three months ended June 30, 2019. Included in total operating expense was electrically-powered compression expense of $3.0 million for the three months ended June 30, 2020 compared to $4.4 million for the three months ended June 30, 2019, which was reimbursed by our customers pursuant to our gas gathering agreements and included in revenue. Operating expenses decreased 11.3% after adjusting for the electrically-powered compression expense reimbursement in the current quarter compared to the prior year quarter primarily due to a 5.8% decrease in volumes and continued adherence to cost control initiatives implemented by our operations team over the past few years.
General and Administrative Expense
General and administrative expense primarily includes direct charges for the management and operation of our assets. Total general and administrative expense was approximately $4.3 million for the three months ended June 30, 2020 compared to approximately $5.4 million for the three months ended June 30, 2019. The decrease was primarily due to lower personnel related costs as part of continuing cost reductions.
Loss on Asset Sales and Abandonments
During the three months ended June 30, 2020, due to ongoing assessments of projects that generate the highest returns on invested capital, the Partnership abandoned the construction of a pipeline project that was designed to support additional production within certain areas of the Anchor System as well as land rights-of-way in both the Anchor and Additional Systems. After evaluating the amount of project spending that could be repurposed to other ongoing projects, management determined that the loss on abandoning this project and rights-of-way was $1.7 million. No such transactions occurred in the three months ended June 30, 2019.
Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $8.2 million in the three months ended June 30, 2020 compared to approximately $5.9 million in the three months ended June 30, 2019. The increase was the result of additional assets placed into service over time.
Interest Expense
Interest expense is comprised of interest on our 6.5% Senior Notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $8.6 million for the three months ended June 30, 2020 compared to approximately $7.7 million for the three months ended June 30, 2019. The increase in interest expense was primarily due to an increase in borrowings on our revolving credit facility which was related to our long-term capital program completed in 2019, as well as a reduction in the amount of interest that was capitalized in the second quarter of 2020. These increases were partially offset by lower interest rates on our revolving credit facility.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Change ($)	Change (%)
(in thousands)
Revenue
Gathering revenue — related party	$116,381	$112,981	$3,400	3.0%
Gathering revenue — third party	29,702	37,339	(7,637)	(20.5)%
Miscellaneous Income	151	—	151	100.0%
Total Revenue	146,234	150,320	(4,086)	(2.7)%
Expenses
Operating expense — related party	8,195	12,062	(3,867)	(32.1)%
Operating expense — third party	14,645	12,162	2,483	20.4%
General and administrative expense — related party	5,605	7,994	(2,389)	(29.9)%
General and administrative expense — third party	4,350	2,900	1,450	50.0%
Loss on asset sales and abandonments	1,652	7,229	(5,577)	(77.1)%
Depreciation expense	15,787	11,510	4,277	37.2%
Interest expense	17,410	15,024	2,386	15.9%
Total Expense	67,644	68,881	(1,237)	(1.8)%
Net Income	$78,590	$81,439	$(2,849)	(3.5)%
Less: Net income (loss) attributable to noncontrolling interest	821	(413)	1,234	(298.8)%
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$77,769	$81,852	$(4,083)	(5.0)%

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2020

	Anchor	Additional	TOTAL
Dry Gas (BBtu/d) [1]	1,015	56	1,071
Wet Gas (BBtu/d) [1]	437	48	485
Other (BBtu/d) [2]	286	—	286
Total Gathered Volumes	1,738	104	1,842

Operating Statistics - Gathered Volumes for the Six Months Ended June 30, 2019

	Anchor	Additional	TOTAL
Dry Gas (BBtu/d) [1]	853	3	856
Wet Gas (BBtu/d) [1]	649	66	715
Other (BBtu/d) [2]	156	—	156
Total Gathered Volumes	1,658	69	1,727

1 (One billion British Thermal Units per day - BBtu/d) Classification as dry or wet is primarily based upon system area. In certain situations, we may elect to allow customers to access alternate delivery points within our system, which would be a negotiated change addressed on a case-by-case basis.
2 Includes third-party volumes we gather under high-pressure short-haul agreements (283 BBtu/d and 150 BBtu/d for the six months ended June 30, 2020 and 2019, respectively) as well as condensate handling.
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

Total revenue decreased approximately 2.7% to $146.2 million for the six months ended June 30, 2020 compared to $150.3 million for the six months ended June 30, 2019, which was primarily due to a 32.2% decrease in gathered volumes of wet gas, offset in part by an increase of 25.1% in gathered volumes of dry gas. The net decrease in gathered volumes was the result of temporary production curtailments by our Sponsor and one of our third-party customers due to a decline in both natural gas and natural gas liquids pricing. Although a majority of the wet wells have since come back online due to a rebound in pricing, the concerns over storage capacity and other items discussed in the Executive Overview above could impact future periods. The impact of the lower wet gas volumes was partially offset by well turn-in-line activity that occurred over the past twelve months.
In addition, there was a 130 BBtu/d increase in other volumes gathered period over period, due primarily to activity under short-haul gathering contracts. Volumes gathered under short-haul gathering contracts do not have as significant an impact on revenues as volumes gathered at our standard dry or wet gas rates.
Operating Expense
Total operating expenses were approximately $22.8 million for the six months ended June 30, 2020 compared to approximately $24.2 million for the six months ended June 30, 2019. Included in total operating expense was electrically-powered compression expense of $6.7 million for the six months ended June 30, 2020 compared to $7.7 million for the six months ended June 30, 2019, which was reimbursed by our customers pursuant to our gas gathering agreements and included in revenue. Although total volumes gathered increased 6.7%, operating expenses decreased by approximately 2.3% after adjusting for the electrically-powered compression expense reimbursement in the six months ended June 30, 2020 when compared to the prior period. This was primarily due to continued adherence to cost control measures implemented by our operations team over the past few years.
General and Administrative Expense
General and administrative expense is comprised of direct charges for the management and operation of our assets. Total general and administrative expense was approximately $10.0 million for the six months ended June 30, 2020 compared to approximately $10.9 million for the six months ended June 30, 2019. The comparative decrease was primarily due to lower personnel related costs as part of continuing cost reductions, offset in part by transaction costs associated with the IDR Elimination Transaction that occurred during the first quarter of 2020 (see Note 1–Description of Business, in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q).
Loss on asset sales and abandonments
During the six months ended June 30, 2020, due to ongoing assessments of projects that generate the highest returns on invested capital, the Partnership abandoned the construction of a pipeline project that was designed to support additional production within certain areas of the Anchor System as well as land rights-of-way in both the Anchor and Additional Systems. After evaluating the amount of project spending that could be repurposed to other ongoing projects, management determined that the loss on abandoning this project and rights-of-way was $1.7 million.
During the six months ended June 30, 2019, due in part to changes in customer drilling plan timing and ongoing assessments of projects that generate the highest returns on invested capital, the Partnership abandoned the construction of a compressor station that was designed to support additional production within certain areas of the Anchor System. After evaluating the amount of project spending that could be repurposed to other ongoing projects, management determined that the loss on abandoning the project was $7.2 million.
Depreciation Expense
Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years. Total depreciation expense was approximately $15.8 million for the six months ended June 30, 2020 compared to approximately $11.5 million for the six months ended June 30, 2019. The increase was the result of additional assets placed into service over time.
Interest Expense
Interest expense is comprised of interest on our 6.5% senior notes due 2026 (the “Senior Notes”) as well as on the outstanding balance of our revolving credit facility. Interest expense was approximately $17.4 million in the six months ended June 30, 2020 compared to approximately $15.0 million for the six months ended June 30, 2019. The increase in interest expense was primarily due to an increase in borrowings on our revolving credit facility which was related to our long-term capital program completed in 2019, as well as a reduction in the amount of interest that was capitalized in 2020. These increases were partially offset by lower interest rates on our revolving credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net Income	$32,800	$46,463	$78,590	$81,439
Depreciation expense	8,209	5,860	15,787	11,510
Interest expense	8,617	7,685	17,410	15,024
EBITDA	49,626	60,008	111,787	107,973
Non-cash unit-based compensation expense	380	541	884	1,153
Loss on asset sales and abandonments	1,663	—	1,652	7,229
Adjusted EBITDA	51,669	60,549	114,323	116,355
Less:
Net income (loss) attributable to noncontrolling interest	250	(282)	821	(413)
Depreciation expense attributable to noncontrolling interest	483	395	963	789
Other expenses attributable to noncontrolling interest	1,154	1,098	2,327	2,218
Loss on asset sales attributable to noncontrolling interest	110	—	110	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$49,672	$59,338	$110,102	$113,761
Less: cash interest expense, net to the Partnership	7,286	7,282	15,191	13,886
Less: maintenance capital expenditures, net to the Partnership	5,310	5,168	10,983	10,003
Distributable Cash Flow	$37,076	$46,888	$83,928	$89,872

Net Cash Provided by Operating Activities	$45,495	$74,753	$85,618	$124,666
Interest expense	8,617	7,685	17,410	15,024
Loss on asset sales and abandonments	1,663	—	1,652	7,229
Other, including changes in working capital	(4,106)	(21,889)	9,643	(30,564)
Adjusted EBITDA	51,669	60,549	114,323	116,355
Less:
Net income (loss) attributable to noncontrolling interest	250	(282)	821	(413)
Depreciation expense attributable to noncontrolling interest	483	395	963	789
Other expenses attributable to noncontrolling interest	1,154	1,098	2,327	2,218
Loss on asset sales attributable to noncontrolling interest	110	—	110	—
Adjusted EBITDA Attributable to General and Limited Partner Ownership Interest in CNX Midstream Partners LP	$49,672	$59,338	$110,102	$113,761
Less: cash interest expense, net to the Partnership	7,286	7,282	15,191	13,886
Less: maintenance capital expenditures, net to the Partnership	5,310	5,168	10,983	10,003
Distributable Cash Flow	$37,076	$46,888	$83,928	$89,872

Distributable Cash Flow is a non-GAAP measure that is net to the Partnership. The $9.8 million and $5.9 million decreases in Distributable Cash Flow in the three and six months ended June 30, 2020 compared to the 2019 period were primarily attributable to decreases in wet gas volumes gathered under our fixed-fee gathering agreement with our customers due to temporary production curtailments.

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
As of June 30, 2020, we were in compliance with all our debt covenants. After considering the current and potential effect of the significant decline in natural gas, NGLs and/or crude oil prices and uncertainty created by the COVID-19 pandemic on our operations, the Partnership currently expects to remain in compliance with its debt covenants.
Cash Flows
Net cash provided by or used in operating activities, investing activities and financing activities were as follows for the periods presented:

	Six Months Ended June 30,
(in millions)	2020	2019	Change
Net Cash Provided by Operating Activities	$85.6	$124.7	$(39.1)
Net Cash Used in Investing Activities	$(47.0)	$(182.9)	$135.9
Net Cash (Used in) Provided by Financing Activities	$(37.7)	$65.9	$(103.6)
Net Cash Provided by Operating Activities decreased approximately $39.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The Partnership’s consolidated Adjusted EBITDA decreased by $2.0 million in the current year period compared to the prior year period. The remainder of the change was primarily due to reductions in working capital.
Net Cash Used in Investing Activities decreased $135.9 million in the current year period compared to the prior year period due primarily to the long-term capital program being completed during 2019 and the go-forward capital intensity of the Partnership being lower.
Net Cash (Used in) Provided by Financing Activities in the current year period decreased compared to the prior year period primarily due to a reduction in net borrowings required to support lower levels of capital spending (investing activities).

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
We incurred interest expense of $4.4 million on our revolving credit facility (not including amortization of revolver fees) during the six months ended June 30, 2020. At June 30, 2020, the Partnership had an outstanding balance on the revolving credit facility of $319.0 million and $0.03 million of letters of credit outstanding, leaving $281.0 million available for borrowing.
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
The Senior Notes mature on March 15, 2026 and accrue interest at a rate of 6.5% per year, which is payable semi-annually, in arrears, on March 15 and September 15. We incurred interest expense of $13.0 million (not including amortization of capitalized bond issue costs) on the Senior Notes during the six months ended June 30, 2020.
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

Capital Expenditures for the Six Months Ended June 30, 2020

	Anchor	Additional	Total
Capital Investment
Maintenance capital	$10,949	$674	$11,623
Expansion capital	34,408	1,005	35,413
Total Capital Investment	$45,357	$1,679	$47,036

Capital Investment Net to the Partnership
Maintenance capital	$10,949	$34	$10,983
Expansion capital	34,408	50	34,458
Total Capital Investment Net to the Partnership	$45,357	$84	$45,441
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

On July 27, 2020, the board of directors of our general partner declared a cash distribution to our unitholders of $0.5000 per common unit with respect to three months ended June 30, 2020. The cash distribution will be paid on August 14, 2020 to unitholders of record as of the close of business on August 7, 2020.
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
As of June 30, 2020, the Partnership did not have any accounting policies that we deemed to be critical or that would require significant judgment.
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
•the possibility that the market price of CNX Resource's common stock will fluctuate prior to the completion of the Merger causing the value of the merger consideration to change;
•the risk that a condition to the closing of the Merger may not be satisfied on a timely basis, if at all;
•the timing of the completion of the Merger;
•the substantial transaction-related costs that may be incurred by CNX Resources and the Partnership in connection with the Merger;
•the possibility that CNX Resources and the Partnership may, under certain specified circumstances, be responsible for the other party's expenses;
•the possibility that CNX Resources and the Partnership may be the targets of securities class actions and derivative lawsuits;
•the limited duties the Partnership's partnership agreement places on the general partner for actions taken by the general partner;
•the risk that certain officers and directors of CNX Resources and the general partner have interests in the Merger that are different from, or in addition to, the interests they may have as the Partnership's unitholders or the CNX Resources' stockholders, respectively;
•the possibility that financial projections by CNX Resources and the Partnership may not prove to be reflective of actual future results;
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

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the “Risk Factors” and “Forward-Looking Statements” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Commission on February 10, 2020 and subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We maintain a $600.0 million secured revolving credit facility and pay interest at a variable rate. Assuming the June 30, 2020 outstanding balance on our revolving credit facility of $319.0 million was outstanding for the entire year, an increase of one percentage point in the interest rates would have resulted in an increase to interest expense of $3.2 million. Accordingly, our results of operations, cash flows and financial condition, all of which affect our ability to make cash distributions to our unitholders, could be materially and adversely affected by significant increases in interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of our general partner, including the principal executive officer and principal financial officer, we evaluated the effectiveness of the Partnership’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, including the principal executive officer and principal financial officer of our general partner, have concluded that the Partnership’s disclosure controls and procedures are effective as of June 30, 2020 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Partnership is subject to certain risks and hazards due to the nature of the business activities it conducts. For a discussion of these risks, see “Item 1A. Risk Factors” in the Partnership’s 2019 Annual Report on Form 10-K as filed with the SEC on February 10, 2020 ("2019 Form 10-K") and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These risks described could materially and adversely affect the Partnership's business, financial condition, cash flows, and results of operations. The Partnership may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect the Partnership's business, financial condition, cash flows, and results of operations.

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

The Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect our business and financial results and the trading prices of our common units.

The completion of the Merger is subject to a number of conditions. The completion of the Merger is not assured and is subject to risks. The Merger Agreement contains conditions, some of which are beyond our control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring.

If the Merger is not completed, or if there are significant delays in completing the Merger, CNX Resources’ and our future business and financial results and the trading price of our common units could be negatively affected, and each of the parties will be subject to several risks, including the following:

•the parties may be liable for fees or expenses up to $3.5 million to one another under the terms and conditions of the Merger Agreement;
•there may be negative reactions from the financial markets due to the fact that current prices of our common units may reflect a market assumption that the Merger will be completed; and
•the attention of our management will have been diverted to the Merger rather than their own operations and pursuit of other opportunities that could have been beneficial to their respective businesses.

Because the exchange ratio is fixed and because the market price of CNX Resources common stock will fluctuate prior to the completion of the Merger, our unitholders cannot be sure of the market value of the CNX Resources common stock they will receive as merger consideration relative to the value of our common units they exchange.

The market value of the consideration that our unitholders will receive in the Merger will depend on the trading price of CNX common stock at the closing of the Merger. The exchange ratio that determines the number of shares of CNX common stock that our unitholders will receive in the Merger is fixed at 0.88 shares of CNX Resources common stock for each common unit. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of shares of CNX Resources common stock that our unitholders will receive based on any decreases or increases in the trading price of CNX Resources common stock. Stock or unit price changes may result from a variety of factors (many of which are beyond CNX Resources’ and our control), including:

•changes in CNX Resources’ or our business, operations and prospects;
•changes in market assessments of CNX Resources’ or our business, operations and prospects;
•changes in market assessments of the likelihood that the Merger will be completed;
•interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of CNX Resources common stock or our common units; and
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which CNX Resources and we operate.

If the price of CNX Resources common stock at the closing of the Merger is less than the price of CNX Resources common stock on the date that the Merger Agreement was signed, then the market value of the merger consideration will be less than contemplated at the time the Merger Agreement was signed.

When our common unitholders receive the merger consideration depends on the completion date of the Merger, which is uncertain.

Completing the Merger is subject to several conditions, not all of which are controllable by us. Accordingly, the date on which our unitholders will receive merger consideration depends on the completion date of the Merger, which is uncertain and subject to several other closing conditions.

We may incur substantial transaction-related costs in connection with the Merger.

We expect to incur substantial expenses in connection with completing the Merger, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

Certain executive officers and directors of our general partner have interests in the Merger that are different from, or in addition to, the interests they may have as unitholders which could have influenced their decision to support or approve the Merger.

Certain executive officers and directors of our general partner own equity interests in CNX Resources, receive fees and other compensation from CNX Resources, and will have rights to ongoing indemnification and insurance coverage by the surviving company that give them interests in the Merger that may be different from, or be in addition to, interests of an unaffiliated unitholder.

Financial projections by CNXM may not prove to be reflective of actual future results.

In connection with the Merger, we prepared and considered, among other things, internal financial forecasts for CNXM. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected time frames. In addition, the failure of businesses to achieve projected results could have a material adverse effect on CNX Resources’ share price and financial position following the Merger.

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
† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on July 30, 2020 on its behalf by the undersigned thereunto duly authorized.

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